Form 10-K
period 1995-09-30
SPECTRUM EQUITIES INC
filed 1996-08-15
CIK 840827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM l0-K

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934

For the Fiscal Years Ended: September 30, 1995, 1994, 1993, 1992 and 1991

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

Commission File No. 33-24464-NY

                            SPECTRUM EQUITIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            11-2958856
- ----------------------------                     ------------------------------
(State of Incorporation)                          (IRS Employer Identification)

9942 N.W. 6th Place, Plantation, FL
33324 (Address of principal executive offices)
(zip code)

Registrant's Telephone No. including area code:  (954) 967-4916
                                                ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                   Yes                         No  X
                       ---                        ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $38.07.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as the latest practicable date. 237,701,667 shares, as of June 30, 1996.

                      Documents Incorporated by Reference
                      -----------------------------------
                                      NONE

         Item 1.     Business.

         Spectrum Equities, Inc. (the "Company") is currently inactive, having emerged from reorganization under Chapter 11 of the Bankruptcy Code on October 5, 1995. The Company is currently searching for an operating company seeking to establish itself as a publicly reporting company through a reorganization transaction with the Company.

         The Company believes that it has the potential for assisting such an operating company in entering the public marketplace on an expeditious and financially beneficial basis. However, there can be no assurance that any such reorganization transaction will take place or if it does take place, that a meaningful market for the Company's common stock will be established or maintained.

         The Company was organized as a Delaware corporation in 1987 under the name Vision Capital, Inc. On March 31, 1989, it completed a public offering of 10,000 units at a price of $5.00 each which units were included in a registration statement filed with the Securities and Exchange Commission. On May 31, 1990, Vision entered into an agreement of merger with Wilmoth's Color Lab, Inc., ("Wilmoth"), a Tennessee Corporation, to acquire all of the issued and outstanding shares of common stock of Wilmoth in exchange for a total of 15,340,000 newly issued shares of Vision common stock, which merger resulted in a change in the voting control, principal business, and management of Vision. By September 1, 1990, the merger of Wilmoth into Vision was consummated and Vision changed its name to Diversified Photographic Industries, Inc. and continued the operations of Wilmouth, a photo finishing laboratory in Memphis, Tennessee. Wilmoth conducted operations in that location through the date of the merger. The Company continued its operations as a photo finishing laboratory, processing and printing film for commercial photographers and photographic studios and, including portrait studio operations, up until the time that the Company ceased operations on March 15, 1992. At that time, the secured creditors foreclosed the principal assets of the Company and the remaining unsecured assets were sold to United Color Lab, Inc. on August 21, 1992 for the sum of $85,000.00. From that time the Company has been dormant. The Company filed for reorganization under Chapter 11 of the Bankruptcy Code in U.S. Bankruptcy Court for the Northern District of Texas and its Plan of Reorganization was approved in 1995 and the Company emerged as a corporate shell with no liabilities relating to its prior business ventures. It changed its name to Spectrum Equities Inc. on February 26, 1996.

         Its offices are currently located at 9942 N.W. 6th Place, Plantation, Florida 33324 and its telephone number at that address is (954) 967-4916.

         Employees

        At the date hereof the Company had one employee, its President.

         Item 2.     Properties

         The Company's executive offices are provided as needed by its President.

         Item 3.     Legal Proceedings.

         The Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 5, 1994 with the U.S. Bankruptcy Court for the Northern District of Texas. Its Plan of Reorganization was approved by the Court on October 5, 1995.

         Item 4.     Submission of Matters to a Vote of Security Holders.

         No proxies were solicited and the directors were elected by written consent of the holders of a majority of the outstanding shares.

                                    PART II

         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

         There is no known market for the Company's common stock at the present time. As of June 30, 1996, there were 63 holders of record of the Company's common stock.

         The Company has not paid any dividends.

         Item 6.     Selected Financial Data.

The following data have been derived from financial statements that have been audited by Grant-Schwartz Associates, CPAs, independent accountants, and should be read in conjunction with such statements appearing herein:

Year ended March 31,      1995      1994      1993     1992       1991
- --------------------      ----      ----      ----     ----       ----
Sales                     0         0         0        $299,916   $1,915,709
Operating Income          0         0         0        (122,872)    (186,583)

Net Income (Loss)         0         0         0        (313,007)    (247,986)

Per Share                 0         0         0        (.02)            (.01)

Balance Sheet Date:

Total Assets              0         0         0        0             548,957
Stockholders Equity       0         0         0        0             548,957

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company is still in the developmental stage since emerging from Chapter 11 in October 1995. The Company anticipates that it will require minimal working capital in order to continue the search for an operating company to acquire. Since emerging from bankruptcy all of its minimal working capital needs were met by its shareholders. There can be no assurance that the Company will be able to successfully complete the transition from a development stage company to an operating company.

         Item 8.     Financial Statements and Supplementary Data.

         The information required by this item is listed in Part IV, Item 14(a)1 and Item (a)2 and such information is filed as part of this report.

         Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

         In 1996 the Company engaged Grant Schwartz Associates, CPAs as independent auditor to audit the financial reports for the five years ended September 30, 1995. This engagement arose out of the current managements intention to bring the Company into compliance with the current reporting requirements of the Securities Exchange Act of 1934 and not due to any disagreement with the Company's prior auditors.


                                    PART III

         Item 10.    Directors and Executive Officers of the Registrant.

         The directors and executive offices of the Company are as follows:

 Name                       Age          Position
- -------------               ---          --------
Robert Harris               53           President, Secretary and Director

         Robert Harris has been President, Secretary/Treasurer and sole Director of the Company since February 1996. From November 1994 to the present, Mr. Harris has been Director and Secretary of DGL, Inc. in the food/beverage industry. From July 1991 to the present, he has been a marketing representative for Sam's Club, a division of Wal-Mart Stores, Inc., in the retailing industry. Concurrently, for more than the last five years, Mr. Harris has been an independent financial analyst.

         Item 11.    Executive Compensation.

         The Company was inactive during the three years ended September 30, 1995 and accordingly paid no compensation to its executive officers and directors during such period. There is no stock option plans, pension plans, profit sharing plans or other such plans.

         Item 12.    Security Ownership of Certain Beneficial Owners and
                     Management.

         The following table sets forth, as of June 30, 1996, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group.

                                                           Percent of
                                      Number of           Outstanding
Name and Address                      Shares(1)           Common Stock
- ----------------                      ---------           ------------
Robert Harris                         90,114,544              37.9%
9942 N.W. 6th Place
Plantation, FL 33324

Joseph Perretta                      109,517,247              46.1%
5701 Hawkes Bluff Avenue
Davie, FL 33331

Officers and Directors as a
group (1 person)                      90,114,544              37.9%


        Item 13.     Certain Relationships and Related Transactions.

        None.

                                    PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              (a)    1.  The following financial statements are filed as
                         part of this report:

              Report of Independent Auditors

              Balance Sheets, as of September 30, 1995, 1994, 1993, 1992, 1991

              Statements of Income (Loss) for the five years ended September 30, 1995

              Statements of Shareholders' Equity for the Period from September 30, 1990 to September 30, 1995

              Statements of Cash Flows for the five years ended September 30, 1995.

              Notes to the Financial Statements.

                     2.     Financial schedules are omitted.

         The following Exhibits are incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-24464-NY):

         Exhibit No.      Description
         -----------      -----------
           2.0            Articles of Incorporation of the Registrant

           2.1            Bylaws of the Registrant


         The following Exhibits are filed herewith:

Exhibit No.          Description                            Page
- -----------          -----------                            ----
    10.1             Plan of Reorganization

    23               Consent of Independent Auditor


    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        GRANT-SCHWARTZ ASSOCIATES, CPA'S
                           40 SE 5TH STREET -- STE 500
                           BOCA RATON, FLORIDA  33432



                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Spectrum Equities, Inc.

We have audited the accompanying balance sheets of Spectrum Equities, Inc. as of September 30, 1995, 1994, 1993, 1992 and 1991 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an option on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Equities, Inc. as of September 30, 1995, 1994, 1993, 1992 and 1991 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and currently has a shortage of working capital. These raise substantial doubt about its ability to continue as a going concern. The finncial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Grant-Schwartz Associates, CPA's

Boca Raton, Florida
May 16, 1996

                            SPECTRUM EQUITIES, INC.
              FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                BALANCE SHEET
                          YEARS ENDED SEPTEMBER 30,


                                     ASSETS




                                    1995         1994        1993         1992               1991
                                    ----         ----        ----         ----               ----
CURRENT ASSETS

  Cash                              $  -0-       $  -0-       $  -0-       $  -0-        $  8,258
  Accounts Receivable                  -0-          -0-          -0-          -0-         171,901
  Inventories                          -0-          -0-          -0-          -0-          27,323
  Prepaid Expenses                     -0-          -0-          -0-          -0-          13,590
                                    ------       ------       ------       ------        --------
                                       -0-          -0-          -0-          -0-         221,072
                                    ------       ------       ------       ------        --------

FIXED ASSETS

  Plant Equipment                      -0-          -0-          -0-          -0-         319,047
  Equipment Under Capital Lease        -0-          -0-          -0-          -0-         158,921
  Leasehold Improvements               -0-          -0-          -0-          -0-          34,274
  Office Furniture                     -0-          -0-          -0-          -0-           9,243
  Transportation                       -0-          -0-          -0-          -0-           7,742
                                    ------       ------       ------       ------        --------
                                       -0-          -0-          -0-          -0-         529,227
  Accumulated Depreciation             -0-          -0-          -0-          -0-        (206,664)
                                    ------       ------       ------       ------        --------
                                       -0-          -0-          -0-          -0-         322,563
                                    ------       ------       ------       ------        --------

OTHER ASSETS

  Organization Costs (Net
   of Amortization of $4,616)          -0-          -0-          -0-          -0-           5,322
                                    ------       ------       ------       ------        --------

TOTAL ASSETS                        $  -0-       $  -0-     $    -0-     $    -0-        $548,957
                                    ======       ======      =======      =======        ========





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
              FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                BALANCE SHEET
                          YEARS ENDED SEPTEMBER 30,


                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                    1995             1994              1993             1992            1991
                                    ----             ----              ----             ----            ----
CURRENT LIABILITIES

  Payable As Per Bankruptcy        $ 37,991         $   -0-          $   -0-          $   -0-          $   -0-
  Bank Overdraft                       -0-              -0-              -0-              -0-             8,346
  Short Term Notes Payable             -0-           209,725          209,725          209,725          291,099
  Accounts Payable                     -0-           397,344          397,344          397,344          278,536
  Customer Deposits                    -0-              -0-              -0-              -0-            19,009
  Payroll Taxes Payable                -0-             9,363            9,363            9,363           10,226
  Accrued Expenses                     -0-              -0-              -0-              -0-            79,897
  Current Maturities of Long
   Term Debt and Capital
   Lease Obligations                   -0-              -0-              -0-              -0-            53,065
                                    -------         --------         --------         --------         --------
                                     37,991          616,432          616,432          616,432          740,178
                                    -------         --------         --------         --------         --------

NON-CURRENT LIABILITIES

  Non-Current Maturities
   of Long Term Debt and
   Capital Obligations                 -0-              -0-              -0-              -0-           112,204
                                    -------         --------         --------         --------         --------
        TOTAL LIABILITIES            37,991          616,432          616,532          616,432          852,382
                                    -------         --------         --------         --------         --------

SHAREHOLDERS' EQUITY

  Common Stock, Par Value
    $.001, 40,000,000 Shares
    Authorized, 19,275,000
    Issued and Outstanding           19,275           19,275           19,275           19,275           19,275
  Paid In Capital                    19,449           19,449           19,449           19,449           19,449
  Accumulated Deficit               (76,715)        (655,156)        (655,156)        (655,156)        (342,149)
                                    -------         --------         --------         --------         --------

TOTAL SHAREHOLDERS' EQUITY          (37,991)        (616,432)        (616,432)        (616,432)        (303,425)
                                    -------         --------         --------         --------         --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $   -0-          $   -0-          $   -0-          $   -0-          $548,957
                                   ========         ========         ========         ========         ========





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
              FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                          YEARS ENDED SEPTEMBER 30,


                          STATEMENTS OF INCOME (LOSS)




                                     1995             1994             1993            1992             1991
                                     ----             ----             ----            ----             ----
Sales                              $   -0-          $   -0-          $   -0-        $ 299,916        $1,915,709

Cost of Sales                          -0-              -0-              -0-          265,216         1,694,062
                                   -------          -------          -------        ---------        ----------
Gross Profit                           -0-              -0-              -0-           34,700           221,647

Selling and General Expenses           -0-              -0-              -0-          157,572           408,230
                                   -------          -------          -------        ---------        ----------
Operating Income (Loss)                -0-              -0-              -0-         (122,872)         (186,583)
                                   -------          -------          -------        ---------        ----------

OTHER INCOME (EXPENSE)

  Interest Expense                     -0-              -0-              -0-              -0-           (52,764)
  Bad Debt Expense                     -0-              -0-              -0-              -0-            (3,928)
  Loss of Equipment Disposal           -0-              -0-              -0-              -0-           (27,102)
  Bad Debt Recovery                    -0-              -0-              -0-              -0-            10,009
  Other Income                         -0-              -0-              -0-              -0-            12,382
  Loss on Foreclosure                  -0-              -0-              -0-         (157,002)             -0-
  Abandonment Leasehold                -0-              -0-              -0-          (33,133)             -0-
                                   -------          -------          -------        ---------        ----------
    TOTAL OTHER INCOME
       (EXPENSE)                       -0-              -0-              -0-         (190,135)          (61,403)
                                   -------          -------          -------        ---------        ----------

NET INCOME (LOSS)                  $   -0-          $   -0-          $   -0-        $(313,007)       $ (247,986)
                                   =======          =======          =======        =========        ==========





EARNINGS (LOSS) PER SHARE         $    -0-         $    -0-         $    -0-        $    (.02)       $     (.01)
                                   =======          =======          =======         ========        ==========



                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
              FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                           YEARS ENDED SEPTEMBER 30,





                                     1995            1994             1993            1992             1991
                                     ----            ----             ----            ----             ----
CASH FLOWS FROM OPERATING
ACTIVITIES:

Loss for Year                       $  -0-           $  -0-           $  -0-        $(313,007)       $(247,986)
Adjustments to Reconcile
  Net Loss to Net Cash
  Provided by Operating
  Activities:
Depreciation and Amortization          -0-              -0-              -0-           29,614           53,428
(Increase) Decrease - Accounts
  Receivable                           -0-              -0-              -0-              -0-          (49,740)
(Increase) Decrease - Inventories      -0-              -0-              -0-              -0-           44,470
Increase (Decrease) - Payables         -0-              -0-              -0-              -0-           50,384
Loss on Equipment Disposal             -0-              -0-              -0-              -0-           27,102
Loss on Foreclosure and Abandonment    -0-              -0-              -0-          190,135             -0-
                                    ------           ------           ------        ---------        ---------

                                       -0-              -0-              -0-          (93,258)        (122,342)
                                    ------           ------           ------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase Fixed Assets                  -0-              -0-              -0-              -0-          (23,792)

Proceeds from Sale of Equipment        -0-              -0-              -0-           85,000           65,000
                                    ------           ------           ------        ---------        ---------
                                       -0-              -0-              -0-           85,000           41,208
                                    ------           ------           ------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of Debt                        -0-              -0-              -0-              -0-         (157,540)
Payment of Capital Lease Obligations   -0-              -0-              -0-              -0-          (17,067)
Proceeds from Borrowing                -0-              -0-              -0-              -0-          245,392
                                    ------           ------           ------        ---------        ---------
                                       -0-              -0-              -0-              -0-           70,785
                                    ------           ------           ------        ---------        ---------

DECREASE IN CASH                       -0-              -0-              -0-           (8,258)         (10,349)

BALANCE - BEGINNING                    -0-              -0-              -0-            8,258           18,607
                                    ------           ------           ------        ---------        ---------
BALANCE - ENDING                    $  -0-           $  -0-           $  -0-        $     -0-        $   8,258
                                    ======           ======           ======        =========        =========




                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
                       FORMERLY DIVERSIFIED PHOTOGRAPHIC
                         INDUSTRIES, INC. STATEMENT OF
                              SHAREHOLDERS' EQUITY
                               SEPTEMBER 30, 1995




                                         COMMON STOCK            PAID           RETAINED         SHARE-
                                                                  IN            EARNINGS        HOLDERS'
                                      SHARES        AMOUNT     CAPITAL         (DEFICIT)         EQUITY
                                    ----------     -------     -------        ---------        ---------
Balance September 30, 1990          19,275,000     $19,275     $19,449        $ (94,163)       $ (55,439)

Loss - Year End September 30, 1991                                             (247,986)        (247,986)
                                    ----------     -------     -------        ---------        ---------

Balance - September 30, 1991        19,275,000      19,275      19,449         (342,149)        (303,425)

Balance - September 30, 1992        19,275,000      19,275      19,449         (655,156)        (616,432)

Loss - Year End September 30, 1992                                             (313,007)        (313,007)
                                    ----------     -------     -------        ---------        ---------

Year End September 30, 1993                                                        -0-              -0-
                                    ----------     -------     -------        ---------        ---------

Balance September 30, 1993          19,275,000      19,275      19,449         (655,156)        (616,432)

Balance - September 30, 1994        19,275,000      19,275      19,449         (655,156)        (616,432)

Year End September 30, 1994                                                        -0-              -0-
                                    ----------     -------     -------        ---------        ---------

Reduction of Debt Based on
  Approved Reorganization                                                       578,441          578,441
                                    ----------     -------     -------        ---------        ---------

Balance September 30, 1994          19,275,000     $19,275     $19,449        $ (76,715)       $ (37,991)
                                    ==========     =======     =======        =========        =========

                      See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
              FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995





NOTE A           THE COMPANY

                 Vision Capital, Inc., a Delaware Corporation, was incorporated November 9, 1987. On September 1, 1990, Vision Capital, Inc. completed a merger with Wilmoth Color Lab, Inc. Subsequent to the merger, the Company changed its name to Diversified Photographic Industries, Inc. The Company continued its operations until it ceased doing business on March 15, 1992. On January 5, 1994, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Code



NOTE B           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Cash and Cash Equivalents

                 For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

                 Accounts Receivable

                 The Company used the direct charge-off method of accounting for bad debts. In consistent application of this method the accounts considered uncollectible had been written off against income.

                 Inventories

                 Inventories consisted of photographic paper, chemicals and work-in-process and were stated at the lower of cost or market. The Company did not have finished goods as the products were shipped, usually via express shipping, when they were completed. Cost elements included in work-in-process were raw materials, direct labor and manufacturing overhead.

                 Property, Plant and Equipment

                 Additions to property, plant and equipment were recorded at cost when first placed in service. Depreciation and amortization were provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases were amortized over the lives of the respective leases, or over the service lives of the assets for those leases that substantially transfer ownership.

                 Earnings Per Common Share

                 Earning (Loss) per share computations are based on the average number of shares of common stock outstanding during the year.

                            SPECTRUM EQUITIES, INC.
              FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995





NOTE C           PLAN OF BANKRUPTCY

                 The plan provides for the creation of three classes of claims.

                 1:  The expenses of administration will be paid in full.

                 2:  Tax claims of governmental units will be paid in full.

                 3: All non-priority unsecured claims will be paid at 2% of the claim.

                 The payment of the above claims will be made from the proceeds of a loan agreed to with certain investors.


NOTE D           SUBSEQUENT EVENTS

                 1. The Company emerged from bankruptcy during October, 1995.

                 2. Pursuant to an agreement with various shareholders, 12,323,500 common shares were returned to the Company for cancellation and 38,825,167.

                 3. During February 1996, the name of the Company was changed to Spectrum Equities, Inc.

                 4. The Articles of Incorporation was amended to increase the authorized shares to 250,000,000 and to change the par value to $.000001.

                 5. The following is a pro forma shareholders' equity of the above events occurring on September 30, 1995:

                          Common Stock - Par value $.000001,
                            authorized 250,000,000 shares,
                            issued and outstanding                         $     46
                          Paid In Capital                                    38,679
                          Accumulated Deficit                               (76,715)
                                                                           --------
                              SHAREHOLDERS' EQUITY - DEFICIT               $(37,990)
                                                                           ========

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                  SPECTRUM EQUITIES INC.



                                  By:  /s/ Robert Harris
                                     --------------------------
June 30, 1996                          Robert Harris, President


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/ Robert Harris                                   June 30, 1996
- --------------------------------
Robert Harris, Director
(Principal Executive Officer and
 Principal Financial Officer)



                 Supplementary Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

                 No Annual Report has been sent to security holders for the fiscal year ended March 31, 1996. Such Annual Report will be furnished subsequent to the filing of this Form 10-K.