Form 10-Q
period 1995-12-31
SPECTRUM EQUITIES INC
filed 1996-08-30
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   December 31, 1995

Commission file number:  33-24464-NY

                            SPECTRUM EQUITIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       11-2958856
- -------------------------------                        -------------------
    (State of Incorporation)                              (IRS Employer
                                                       Identification No.)

9942 N.W. 6th Place, Plantation, FL                          33324
- --------------------------------------------------     -------------------
(Address of principal executive offices)                   (zip code)

Registrant's Telephone No. including area code:  (954) 967-4916
                                                --------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X   No
                            ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 237,701,667 shares as of July 30, 1996.


Transitional Small Business Format:  no
                                     --

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Registrant's Financial Statements filed herewith begin on page 4.

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations and Liquidity and Capital Resources


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

                          PART II - OTHER INFORMATION

Item 6.     Exhibits and Reprts of Form 8-K

      (a)   Exhibit No. 27       Financial Data Schedule (for SEC use only)

      (b) There were no reports on Form 8-K during the quarter reported on.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPECTRUM EQUITIES, INC.



                                        By:     /s/Robert Harris
                                             -------------------------------
                                                Robert Harris
                                                President and chief financial
                                                officer

July 30, 1996

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)





                                    COMMON STOCK           PAID      RETAINED        SHARE-
                                                            IN       EARNINGS       HOLDERS'
                                SHARES        AMOUNT      CAPITAL    (DEFICIT)       EQUITY
                                ------        ------      -------    ---------       ------
Balance September 30, 1995    19,275,000      $19,275     $19,449   $ (76,715)    $ (37,991)


Balance December 31, 1995     19,275,000      $19,275     $19,449   $ (76,715)    $ (37,991)
                              ==========      =======     =======   =========     =========





                      See Notes to Financial Statements

                           SPECTRUM EQUITIES, INC.
              FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                BALANCE SHEET



                                                   DECEMBER 31,  SEPTEMBER 30,
                                                      1995           1995
                                                  ------------   -------------
                                                   (UNAUDITED)
                                 ASSETS

CURRENT ASSETS
Cash                                                  $    833      $      -0-
                                                      --------      ---------



     Total Assets                                     $    833      $      -0-
                                                      ========       ========




                     LIABILITIES AND OWNERS' EQUITY

Current Liabilities
Payable as per Bankruptcy                             $  1,130       $ 37,991
Loan Payable                                            37,694             -0-
                                                      --------      ---------

     Total Liabilities                                  38,824         37,991


Shareholders' Equity
Common Stock - Par Value $.001,
  40,000,000 Shares Authorized,
  19,275,000 Shares Issued                              19,275         19,275
Paid in Capital                                         19,449         19,449
Retained Earnings - Deficit                            (76,715)       (76,715)
                                                      --------       --------

     Total Shareholders' Equity                        (37,991)       (37,991)
                                                      --------       --------

     Total Liabilities and
       Shareholders' Equity                           $    833       $     -0-
                                                      ========       ========





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                        STATEMENT OF INCOME AND EXPENSE

                                           THREE MONTHS ENDED

                                         DECEMBER 31,   DECEMBER 31,
                                             1995           1995
                                         ------------   -------------
                                         (UNAUDITED)     (UNAUDITED)


Sales                                        $ -0-          $ -0-

Selling and General Expenses                   -0-            -0-
                                             ----           ----


   NET INCOME (LOSS)                         $ -0-          $ -0-
                                             ====           ====


   EARNINGS PER SHARE                        $ -0-          $ -0-
                                             ====           ====





                   See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS


                                        THREE MONTHS       YEAR
                                           ENDED           ENDED
                                        DECEMBER 31,   SEPTEMBER 30,
                                            1995            1995
                                        ------------   -------------
                                        (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:

Income (Loss) for the Periods             $     -0-     $      -0-
Increase (Decrease) Payables               (36,861)            -0-
                                          --------      ---------

     Cash Flows Used by Operating
       Activities                          (36,861)            -0-
                                          --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Borrowing                     37,694             -0-
                                          --------      ---------

     Cash Flows from Financing
       Activities                           37,694             -0-
                                          --------      ---------

Increase (Decrease) in Cash                    833             -0-

Cash - Beginning                                -0-            -0-
                                          --------      ---------

Cash - Ending                             $    833      $      -0-
                                          ========      =========





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.          BASIS OF PRESENTATION

            The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim period presented.

            Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of September 30, 1995 contained in the Company's Form 10-K.



2.          EARNINGS (LOSS) PER SHARE

            Per share information is computed on the weighted average number of shares outstanding during the period.