Form 10-Q
period 1996-03-31
SPECTRUM EQUITIES INC
filed 1996-08-30
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1996

Commission file number: 33-24464-NY

                            SPECTRUM EQUITIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             11-2958856
- ------------------------------                              -------------------
  (State of Incorporation)                                     (IRS Employer
                                                            Identification No.)

9942 N.W. 6th Place, Plantation, FL                                33324
- ------------------------------------------------            -------------------
(Address of principal executive offices)                         (Zip code)

Registrant's Telephone No. including area code: (954) 967-4916
                                                ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .
                                              ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X  No   .
                          ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 237,701,667 shares as of July 30, 1996.

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                 BALANCE SHEET


                                                       MARCH 31,   SEPTEMBER 30,
                                                         1996          1995
                                                      -----------  -------------
                                                      (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
Cash                                                    $ 1,022      $     -0-
                                                        -------      --------

OTHER ASSETS
Organization Costs                                          178            -0-
                                                        -------      --------

   Total Assets                                         $ 1,200      $     -0-
                                                        =======      ========




                         LIABILITIES AND OWNERS' EQUITY


Current Liabilities
Payable as per Bankruptcy                               $    -0-     $ 37,991
Loan Payable                                             39,013            -0-
                                                        -------      --------

   Total Liabilities                                     39,013        37,991
                                                        -------      --------

Shareholders' Equity
Common Stock - Par Value $.000001
 and $.001, 250,000,000 Shares
 Authorized, Issued 223,751,667
 and 19,275,000                                             224        19,275
Paid in Capital                                          38,678        19,449
Retained Earnings - Deficit                             (76,715)      (76,715)
                                                        -------      --------

   Total Shareholders' Equity                           (37,813)      (37,991)
                                                        -------      --------

   Total Liabilities and
    Shareholders' Equity                                $ 1,200      $     -0-
                                                        =======      ========





                       See Notes to Financial Statements

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Registrant's Financial Statements filed herewith begin on page 3.

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


                                       SPECTRUM EQUITIES, INC.




                                       By:   s/Robert Harris
                                          -----------------------------
                                             Robert Harris
                                             President



July 30, 1996

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                        COMMON STOCK                 PAID         RETAINED       SHARE-
                                                                      IN          EARNINGS       HOLDERS'
                                  SHARES           AMOUNT           CAPITAL      (DEFICIT)       EQUITY
                                  ------           ------           -------      --------        -------
Balance September 30, 1995      19,275,000         $ 19,275         $ 19,449     $(76,715)      $(37,991)

Balance December 31, 1995       19,275,000           19,275           19,449      (76,715)       (37,991)

Retired - As Per Agreement     (12,323,500)

Issued By Court Order           38,725,167

Change in Par Value
 to $.000001                                        (19,229)          19,229

Sale - Common Stock            178,075,000              178                                          178
                               -----------         --------         --------     --------       --------
Balance March 31, 1996         223,751,667         $    224         $ 38,678     $(76,715)      $(37,813)
                               ===========         ========         ========     ========       ========







                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                 BALANCE SHEET


                                                      MARCH 31,   SEPTEMBER 30,
                                                         1996         1995
                                                     -----------  -------------
                                                     (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
Cash                                                    $ 1,022      $     -0-
                                                        -------      --------

OTHER ASSETS
Organization Costs                                          178            -0-
                                                        -------      --------

   Total Assets                                         $ 1,200      $     -0-
                                                        =======      ========




                         LIABILITIES AND OWNERS' EQUITY


Current Liabilities
Payable as per Bankruptcy                               $    -0-     $ 37,991
Loan Payable                                             39,013            -0-
                                                        -------      --------

   Total Liabilities                                     39,013        37,991
                                                        -------      --------

Shareholders' Equity
Common Stock - Par Value $.000001
 and $.001, 250,000,000 Shares
 Authorized, Issued 223,751,667
 and 19,275,000                                             224        19,275
Paid in Capital                                          38,678        19,449
Retained Earnings - Deficit                             (76,715)      (76,715)
                                                        -------      --------

   Total Shareholders' Equity                           (37,813)      (37,991)
                                                        -------      --------
   Total Liabilities and
    Shareholders' Equity                                $ 1,200      $     -0-
                                                        =======      ========





                       See Notes to Financial Statements

               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                        STATEMENT OF INCOME AND EXPENSE

                                                  THREE MONTHS ENDED
                                              MARCH 31,          MARCH 31,
                                                1996               1995
                                             -----------        ----------
                                             (UNAUDITED)        UNAUDITED

Sales                                            $ -0-            $ -0-

Selling and General Expenses                       -0-              -0-
                                                 ----             ----

  NET INCOME (LOSS)                              $ -0-            $ -0-
                                                 ====             ====


  EARNINGS PER SHARE                             $ -0-            $ -0-
                                                 ====             ====
























                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                        STATEMENT OF INCOME AND EXPENSE

                                                   SIX MONTHS ENDED
                                               MARCH 31,        MARCH 31,
                                                 1996             1995
                                              -----------       ---------
                                              (UNAUDITED)       UNAUDITED

Sales                                            $ -0-            $ -0-

Selling and General Expenses                       -0-              -0-
                                                 ----             ----

  NET INCOME (LOSS)                              $ -0-            $ -0-
                                                 ====             ====


  EARNINGS PER SHARE                             $ -0-            $ -0-
                                                 ====             ====





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS


                                       THREE MONTHS       SIX MONTHS           YEAR
                                          ENDED             ENDED             ENDED
                                        MARCH 31,         MARCH 31,       SEPTEMBER 30,
                                           1996              1996              1995
                                       -----------       -----------      -------------
                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income (Loss) for
 the Periods                              $    -0-          $    -0-        $    -0-
Increase (Decrease) Payables               (1,130)          (37,991)             -0-
                                          -------           -------         -------
   Cash Flows Used by Operating
    Activities                             (1,130)          (37,991)             -0-
                                          -------           -------         -------



CASH FLOWS FROM FINANCING ACTIVITIES:

Increase - Organization Costs                (178)             (178)             -0-
Proceeds from Borrowing                     1,319            39,013              -0-
Sale of Common Stock                          178               178              -0-
                                          -------           -------         -------

   Cash Flows from Financing
    Activities                              1,319            39,013              -0-
                                          -------           -------         -------

Increase (Decrease) in Cash                   189             1,022              -0-
                                          -------           -------         -------

Cash - Beginning                              833                -0-             -0-
                                          -------           -------         -------

Cash - Ending                             $ 1,022           $ 1,022         $    -0-
                                          =======           =======         =======





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