Form 10-Q
period 1996-06-30
SPECTRUM EQUITIES INC
filed 1996-08-30
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1996

Commission file number:  33-24464-NY


                           SPECTRUM EQUITIES, INC.
                           -----------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                  11-2958856
- ------------------------------                   -------------------
   (State of Incorporation)                         (IRS Employer
                                                 Identification No.)

9942 N.W. 6th Place, Plantation, FL                     33324
- ------------------------------------------           ------------
(Address of principal executive offices)              (Zip code)

Registrant's Telephone No. including area code:  (954) 967-4916
                                                -------------------

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

                                                      SPECTRUM EQUITIES, INC.



                                        By:      s/Robert Harris
                                            -----------------------------------
                                             Robert Harris
                                             President




August 28, 1996

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)





                                                                      PAID            RETAINED          SHARE-
                                        COMMON STOCK                   IN             EARNINGS          HOLDERS'
                                 SHARES             AMOUNT          CAPITAL          (DEFICIT)          EQUITY
                                 ------             ------          -------          ---------          -------
Balance September 30, 1995       19,275,000        $ 19,275         $ 19,449         $ (76,715)        $(37,991)

Balance December 31, 1995        19,275,000          19,275           19,449           (76,715)         (37,991)

Retired - As Per Agreement      (12,323,500)

Issued By Court Order            38,725,167

Change in Par Value
  to $.000001                                       (19,229)          19,229

Sale - Common Stock             178,075,000             178                                                 178
                                -----------        --------         --------         ---------         --------

Balance March 31, 1996          223,751,667             224           38,678           (76,715)         (37,813)

Sale - Common Stock              13,950,000              14                                                  14

Conversion of Loans to
  Equity                                                              39,013                             39,013
                                -----------        --------         --------         ---------         --------

Balance June 30, 1996           237,701,667        $    238         $ 77,691         $ (76,715)        $  1,214
                                ===========        ========         ========         =========         ========





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                 BALANCE SHEET


                                                                            JUNE 30,             SEPTEMBER 30,
                                                                              1996                   1995
                                                                           -----------           -------------
                                                                           (UNAUDITED)

                                                            ASSETS

CURRENT ASSETS
Cash                                                                         $  1,022                 $     -0-
                                                                             --------                 --------


OTHER ASSETS
Organization Costs                                                                192                       -0-
                                                                             --------                 --------


     Total Assets                                                            $  1,214                 $     -0-
                                                                             ========                 ========




                                              LIABILITIES AND OWNERS' EQUITY


Current Liabilities
Payable as per Bankruptcy                                                    $     -0-                $ 37,991
Loan Payable                                                                       -0-                      -0-
                                                                             --------                 --------

     Total Liabilities                                                             -0-                  37,991
                                                                             --------                 --------


Shareholders' Equity
Common Stock - Par Value $.000001
  and $.001, 250,000,000 Shares
  Authorized, Issued 237,701,667
  and 19,275,000                                                                  238                   19,275
Paid in Capital                                                                77,691                   19,449
Retained Earnings - Deficit                                                   (76,715)                 (76,715)
                                                                             --------                 --------

     Total Shareholders' Equity                                                 1,214                  (37,991)
                                                                             --------                 --------

     Total Liabilities and
       Shareholders' Equity                                                  $  1,214                 $     -0-
                                                                             ========                 ========


                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                        STATEMENT OF INCOME AND EXPENSE



                                                                   THREE MONTHS ENDED
                                                                JUNE 30,        JUNE 30,
                                                                  1996            1995
                                                               (UNAUDITED)     (UNAUDITED)
                                                               -----------     ----------
Sales                                                             $ -0-          $ -0-

Selling and General Expenses                                        -0-            -0-
                                                                  ----           ----


   NET INCOME (LOSS)                                              $ -0-          $ -0-
                                                                  ====           ====


   EARNINGS PER SHARE                                             $ -0-          $ -0-
                                                                  ====           ====





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                        STATEMENT OF INCOME AND EXPENSE



                                                                               NINE MONTHS ENDED
                                                                            JUNE 30,        JUNE 30,
                                                                              1996            1995
                                                                           (UNAUDITED)     (UNAUDITED)
                                                                           -----------     ----------
Sales                                                                         $ -0-           $ -0-

Selling and General Expenses                                                    -0-             -0-
                                                                              ----            ----


   NET INCOME (LOSS)                                                          $ -0-           $ -0-
                                                                              ====            ====


   EARNINGS PER SHARE                                                         $ -0-           $ -0-
                                                                              ====            ====



                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                 THREE MONTHS             NINE MONTHS            YEAR
                                                    ENDED                    ENDED               ENDED
                                                   JUNE 30,                JUNE 30,           SEPTEMBER 30,
                                                     1996                    1996                1995
                                                 ------------             -----------        -------------
                                                 (UNAUDITED)              (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:

Income (Loss) for
  the Periods                                       $    -0-                 $    -0-            $    -0-
                                                    -------                  -------             -------

     Cash Flows Used by Operating
       Activities                                        -0-                      -0-                 -0-
                                                    -------                  -------             -------




CASH FLOWS FROM FINANCING ACTIVITIES:

Increase - Organization Cost                            (14)                    (192)                 -0-
Proceeds from Borrowing                                  -0-                      -0-                 -0-
Sale of Common Stock                                     14                      192                  -0-
                                                    -------                  -------             -------

     Cash Flows from Financing
       Activities                                        -0-                      -0-                 -0-
                                                    -------                  -------             --------

Increase (Decrease) in Cash                              -0-                      -0-                 -0-
                                                    -------                  -------             -------

Cash - Beginning                                      1,022                    1,022                  -0-
                                                    -------                  -------             -------

Cash - Ending                                       $ 1,022                  $ 1,022             $    -0-
                                                    =======                  =======             =======



NON-CASH TRANSACTIONS:

Debt Converted to Equity                            $39,013                  $39,013             $    -0-
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