Form 10-K
period 1996-09-30
SPECTRUM EQUITIES INC
filed 1996-11-26
CIK 840827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-K

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the Fiscal Year Ended: September 30, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

Commission File No. 33-24464-NY

                           SPECTRUM EQUITIES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                            11-2958856
--------------------------                       -------------------------------
 (State of Incorporation)                         (IRS Employer Identification)

9942 N.W. 6th Place, Plantation, FL                            33324
-----------------------------------------        -------------------------------
(Address of principal executive offices)                     (zip code)

Registrant's Telephone No. including area code:  (954) 967-4916
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

                                  Yes  X              No
                                     -----              -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. There is currently no market for the issuer's stock.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as the latest practicable date. 243,901,667 shares, as of November 7, 1996.


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

         None.

                                   PART II

         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

         There is no known market for the Company's common stock at the present time. As of November 7, 1996, there were 65 holders of record of the Company's common stock.

         The Company has not paid any dividends.

         Item 6.          Selected Financial Data.

The following data have been derived from financial statements that have been audited by Grant-Schwartz Associates, CPAs, independent accountants, and should be read in conjunction with such statements appearing herein:

         Year ended September 30           1996                   1995
         -----------------------           ----                   ----
         Sales                                 0                       0
         Operating Income                      0                       0

         Net Income (Loss)                     0                       0

         Per Share                             0                       0

         Balance Sheet Data:
         -------------------

         Total Assets                     $2,142                       0
         Stockholders Equity              $2,142                $(37,991)

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

   Name                   Age              Position
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

         Item 11.         Executive Compensation.

         The Company was inactive during the three years ended September 30, 1996 and accordingly paid no compensation to its executive officers and directors during such period. There is no stock option plans, pension plans, profit sharing plans or other such plans.

         Item 12.         Security Ownership of Certain Beneficial Owners and
                          Management.

                 The following table sets forth, as of November 7, 1996, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group.

                                                                  Percent of
                                     Number of                    Outstanding
Name and Address                      Shares                      Common Stock
----------------                     ---------                    ------------
Robert Harris                        92,614,544                      38.0%
9942 N.W. 6th Place
Plantation, FL 33324

Joseph Perretta                     110,117,247                      45.2%
5701 Hawkes Bluff Avenue
Davie, FL 33331

Officers and Directors as a
group (1 person)                     92,614,544                      38.0%


         Item 13.         Certain Relationships and Related Transactions.

         None.

                                    PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                 (a)      1.  The following financial statements are filed as
                              part of this report:

                 Report of Independent Auditors

                 Balance Sheets, as of September 30, 1996, 1995

                 Statements of Income (Loss) for the two years ended September
                      30, 1996

                 Statements of Shareholders' Equity for the Period from
                      September 30, 1995 to September 30, 1996

                 Statements of Cash Flows for the two years ended September 30,
                      1996.

                 Notes to the Financial Statements.

                          2.  Financial schedules are omitted.

         The following Exhibits are incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-24464-NY):

         Exhibit No.      Description
         -----------      -----------
            2.0           Articles of Incorporation of the Registrant

            2.1           Bylaws of the Registrant


         The following Exhibits are filed herewith:

Exhibit No.               Description                                     Page
-----------               -----------                                     ----
    23                    Consent of Independent Auditor

    27                    Financial Data Schedule (for SEC use only)

         (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                        SPECTRUM EQUITIES INC.



                                        By:      s/Robert Harris
                                            ------------------------------------
November 7, 1996                              Robert Harris, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        s/Robert Harris                          November 7, 1996
----------------------------------
Robert Harris, Director
(Principal Executive Officer and
 Principal Financial Officer)



         Supplementary Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

         No Annual Report has been sent to security holders for the fiscal year ended September 30, 1996. Such Annual Report will be furnished subsequent to the filing of this Form 10-K.

                        GRANT-SCHWARTZ ASSOCIATES, INC.
                       40 Southeast 5th Street, Suite 500
                              Boca Raton, FL 33432



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Spectrum Equities, Inc.


We have audited the accompanying balance sheets of Spectrum Equities, Inc. as of September 30, 1996 and 1995 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Equities, Inc. as of September 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and currently has a shortage of working capital. These raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Boca Raton, Florida
October 15, 1996

                           SPECTRUM EQUITIES, INC.
             FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                     STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)




                                             COMMON STOCK                 PAID            RETAINED          SHARE-
                                                                           IN             EARNINGS         HOLDERS'
                                        SHARES           AMOUNT          CAPITAL          (DEFICIT)         EQUITY
                                     -----------        --------         --------         ---------       ---------
Balance September 30, 1995            19,275,000        $ 19,275         $ 19,449         $ (76,715)      $ (37,991)

Balance December 31, 1995             19,275,000          19,275           19,449           (76,715)        (37,991)

Retired - As Per Agreement           (12,323,500)

Issued By Court Order                 38,725,167

Change in Par Value
  to $.000001                                            (19,229)          19,229

Sale - Common Stock                  178,075,000             178                                                178
                                     -----------        --------         --------         ---------       ---------

Balance March 31, 1996               223,751,667             224           38,678           (76,715)        (37,813)

Sale - Common Stock                   13,950,000              14                                                 14

Conversion of Loans to
  Equity                                                                   39,013                            39,013
                                     -----------        --------         --------         ---------       ---------

Balance June 30, 1996                237,701,667             238           77,691           (76,715)          1,214

Sale - Common Stock                    6,200,000               6                                                  6

Contribution - Paid in
  Capital                                                                     922                               922
                                     -----------        --------         --------         ---------       ---------

Balance September 30, 1996           243,901,667        $    244         $ 78,613         $ (76,715)      $   2,142
                                     ===========        ========         ========         =========       =========




                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                 BALANCE SHEET
                                 SEPTEMBER 30,




                                                      1996             1995
                                                    --------         --------
                                    ASSETS

CURRENT ASSETS
Cash                                                $    -0-         $    -0-
                                                    --------         --------

OTHER ASSETS
Organization Costs                                     2,142              -0-
                                                    --------         --------

     Total Assets                                   $  2,142         $    -0-
                                                    ========         ========




                        LIABILITIES AND OWNERS' EQUITY

Current Liabilities
Payable as per Bankruptcy                           $    -0-         $ 37,991
                                                    --------         --------

     Total Liabilities                                   -0-           37,991
                                                    --------         --------

Shareholders' Equity
Common Stock - Par Value $.000001
  and $.001, 250,000,000 Shares
  Authorized, Issued 243,901,667
  and 19,275,000                                         244           19,275
Paid in Capital                                       78,613           19,449
Retained Earnings - Deficit                          (76,715)         (76,715)
                                                    --------         --------

     Total Shareholders' Equity                        2,142          (37,991)
                                                    --------         --------

     Total Liabilities and
       Shareholders' Equity                         $  2,142         $    -0-
                                                    ========         ========




                       See Notes to Financial Statements
mk
                           SPECTRUM EQUITIES, INC.
             FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                       STATEMENT OF INCOME AND EXPENSE
                          YEARS ENDED SEPTEMBER 30,


                                                     1996             1995
                                                    ------           ------
Sales                                                $ -0-            $ -0-

Selling and General Expenses                           -0-              -0-
                                                     -----            -----

   NET INCOME (LOSS)                                 $ -0-            $ -0-
                                                     =====            =====


   EARNINGS PER SHARE                                $ -0-            $ -0-
                                                     =====            =====





                       See Notes to Financial Statements

                           SPECTRUM EQUITIES, INC.
             FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                          YEARS ENDED SEPTEMBER 30,

                                                    1996               1995
                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Income (Loss) for the Periods                     $    -0-           $   -0-

Decrease - Payable as Per Bankruptcy               (37,991)              -0-
                                                  --------           --------

     Cash Flows Used by Operating
       Activities                                  (37,991)              -0-
                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase - Paid in Capital                             922                -0-
Increase - Organization Cost                        (2,142)               -0-
Proceeds from Borrowing                             39,013                -0-
Sale of Common Stock                                   198                -0-
                                                  --------           --------

     Cash Flows from Financing
       Activities                                   37,991                -0-
                                                  --------           --------

Increase (Decrease) in Cash                            -0-                -0-

Cash - Beginning                                       -0-                -0-
                                                  --------           --------

Cash - Ending                                     $    -0-           $    -0-
                                                  ========           ========


NON-CASH TRANSACTIONS:

Debt Converted to Equity                          $ 39,013           $    -0-
                                                  ========           ========





                       See Notes to Financial Statements

                            SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE A           THE COMPANY

                 Vision Capital, Inc., a Delaware Corporation, was incorporated November 9, 1987. On September 1, 1990, Vision Capital, Inc. completed a merger with Wilmoth Color Lab, Inc. Subsequent to the merger, the Company changed its name to Diversified Photographic Industries, Inc. The Company continued its operations until it ceased doing business on March 15, 1992. On January 5, 1994, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Code and emerged from reorganization on October 5, 1995. On February 26, 1996 the name of the Company was changed to Spectrum Equities, Inc. The Company is currently seeking a merger candidate.


NOTE B           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Cash and Cash Equivalents

                 For purposes of the statement of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

                 Organization Costs

                 The Company will amortize organization costs over a sixty month period.

                 Earnings Per Common Share

                 Earning (Loss) per share computations are based on the average number of shares of common stock outstanding during the year.