Form 10-Q
period 1996-12-31
SPECTRUM EQUITIES INC
filed 1997-02-20
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM IO-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:     December 31, 1996

Commission file number:  33-24464-NY

                             SPECTRUM EQUITIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             11-2958856
------------------------                                 -------------------
(State of Incorporation)                                   (IRS Employer
                                                         Identification No.)

9942 N.W. 6th Place, Plantation, FL                               33324
----------------------------------------                      ------------
(Address of principal executive offices)                       (zip code)

Registrant's Telephone No. including area code:  (954) 967-4916
                                                -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 250,000,000 shares as of February 12, 1997.


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

                                      SPECTRUM EQUITIES, INC.



                                      By:   s/Robert Harris
                                         ---------------------------------------
                                           Robert Harris
                                           President and chief financial officer

February 12, 1997

                             SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                          COMMON STOCK           PAID        RETAINED         SHARE-
                                                                  IN         EARNINGS        HOLDERS'
                                      SHARES          AMOUNT    CAPITAL      (DEFICIT)        EQUITY
                                    -----------      -------    -------      ---------       --------
Balance September 30, 1995          243,901,667      $   244    $78,613      $(76,715)       $ 2,142

Contribution to
  Paid in Capital                                                 3,000                        3,000
                                    -----------      -------    -------      --------        -------

Balance December 31, 1996           243,901,667      $   244    $81,613      $(76,715)       $ 5,142
                                    ===========      =======    =======      ========        =======








                        See Notes to Financial Statements

                             SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                                  BALANCE SHEET



                                                        DECEMBER 31, SEPTEMBER 30,
                                                            1996         1996
                                                        (UNAUDITED)
                                                        ------------ -------------


                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
Cash                                                      $    547     $    -0-
                                                          --------     --------

OTHER ASSETS
------------
Organization Costs                                           4,595        2,142
                                                          --------     --------


     Total Assets                                         $  5,142     $  2,142
                                                          ========     ========



                         LIABILITIES AND OWNERS' EQUITY
                         ------------------------------


Shareholders' Equity
--------------------
Common Stock - Par Value $.000001,
  250,000,000 Shares Authorized,
  243,901,667 Shares Issued                                    244          244
Paid in Capital                                             81,613       78,613
Retained Earnings - Deficit                                (76,715)     (76,715)
                                                          --------     --------

     Total Shareholders' Equity                              5,142        2,142
                                                          --------     --------

     Total Liabilities and
       Shareholders' Equity                               $  5,142     $  2,142
                                                          ========     ========






                       See Accountants' Compilation Report

                             SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS


                                        THREE MONTHS               YEAR
                                            ENDED                  ENDED
                                         DECEMBER 31,          SEPTEMBER 30,
                                             1996                  1996
                                         (UNAUDITED)
                                        -------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Income (Loss) for the Periods              $   -0-                (37,991)
                                           -------               --------

     Cash Flows Used by Operating
       Activities                              -0-                (37,991)
                                           -------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Increase - Organization Cost                (2,453)                (2,142)
Proceeds from Borrowing                        -0-                 39,013
Increase - Paid in Capital                   3,000                    922
Sale of Common Stock                           -0-                    198
                                           -------               --------

     Cash Flows from Financing
       Activities                              547                 37,991
                                           -------               --------

Increase (Decrease) in Cash                    547                    -0-

Cash - Beginning                               -0-                    -0-
                                           -------               --------

Cash - Ending                              $   547               $    -0-
                                           =======               ========


NON-CASH TRANSACTIONS
---------------------

Debt Converted to Equity                   $   -0-               $ 39,013
                                           =======               ========






                        See Notes to Financial Statements

                             SPECTRUM EQUITIES, INC.
               FORMERLY DIVERSIFIED PHOTOGRAPHIC INDUSTRIES, INC.
                         STATEMENT OF INCOME AND EXPENSE
                           FOR THE THREE MONTHS ENDED


                                     DECEMBER 31,               DECEMBER 31,
                                        1996                       1995
                                     (UNAUDITED)                (UNAUDITED)
                                     ------------               ------------
Sales                                   $ -0-                      $ -0-

Selling and General Expenses              -0-                        -0-
                                        -----                      -----

   NET INCOME (LOSS)                    $ -0-                      $ -0-
                                        =====                      =====


   EARNINGS PER SHARE                   $ -0-                      $ -0-
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

                  Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of September 30, 1996 contained in the Company's Form 10-K.



2.                EARNINGS (LOSS) PER SHARE

                  Per share information is computed on the weighted average number of shares outstanding during the period.