Form 10-Q
period 1997-03-31
IMTEK OFFICE SOULTIONS INC
filed 1997-05-14
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:             March 31, 1997

Commission file number:  33-24464-NY

                          IMTEK OFFICE SOLUTIONS, INC.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          11-2958856
    -------------------------------------------------------------------------
    (State or other jurisdiction                          (IRS Employer
         of incorporation)                              Identification No.)

              8028 Ritchie Highway, Suite 208, Pasadena, Md. 21122
    -------------------------------------------------------------------------
                    (Address of pincipal executive offices)

       Registrant's telephone number, including area code (410) 768-9700
                                                          --------------

       SPECTRUM EQUITIES, INC., 9942 N.W. 6th Place, Plantation, FL 33324
    -------------------------------------------------------------------------
             (Former name or address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No    .
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 243,901,667 shares as of March 31, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Registrant's Financial Statements filed herewith begin on page 3.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

         The Company was still in the developmental stage as of March 31, 1997 and until April 22, 1997 when it acquired operating assets. The acquisition has been reported by Form 8-K for event dated April 22, 1997. The Company intends to pursue the business of providing systems, technology and services for managing and printing documents by business and government. The Company is currently investigating various funding sources and potential acquisitions in connection with its new business plan.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

   (a)   Exhibit No. 27            Financial Data Schedule

   (b)   There were no reports on Form 8-K during the quarter reported on.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IMTEK OFFICE SOLUTIONS, INC.



                                                By:      s/ Edwin Hirsch
                                                   ----------------------------
                                                         Edwin Hirsch
                                                         President

May 12, 1997

                          IMTEK OFFICE SOLUTIONS, INC.
                        FORMERLY SPECTRUM EQUITIES, INC.

                                 BALANCE SHEET





                                                   MARCH 31,    SEPTEMBER 30,
                                                     1997           1996
                                                  -----------   -------------
                                                  (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
--------------
Cash                                               $    -0-      $    -0-
                                                   --------      --------
OTHER ASSETS
------------
Organization Costs                                    5,148         2,142
                                                   --------      --------

     Total Assets                                  $  5,148      $  2,142
                                                   ========      ========




                         LIABILITIES AND OWNERS' EQUITY

SHAREHOLDERS' EQUITY
--------------------
Common Stock - Par Value $.000001,
  250,000,000 Shares Authorized,
  250,000,000 and 243,901,667
  Shares Issued                                         250           244
Paid in Capital                                      81,613        78,613
Retained Earnings - Deficit                         (76,715)      (76,715)
                                                   --------      --------

     Total Shareholders' Equity                       5,148         2,142
                                                   --------      --------

     Total Liabilities and
       Shareholders' Equity                        $  5,148      $  2,142
                                                   ========      ========







                       See Notes to Financial Statements

                          IMTEK OFFICE SOLUTIONS, INC.
                        FORMERLY SPECTRUM EQUITIES, INC.

                        STATEMENT OF INCOME AND EXPENSE
                           FOR THE THREE MONTHS ENDED

                                                MARCH 31,         MARCH 31,
                                                  1997              1996
                                               ----------        ----------
                                               (UNAUDITED)       (UNAUDITED)

Sales                                             $ -0-             $ -0-

Selling and General Expenses                        -0-               -0-
                                                  -----             -----

   NET INCOME (LOSS)                              $ -0-             $ -0-
                                                  =====             =====


   EARNINGS PER SHARE                             $ -0-             $ -0-
                                                  =====             =====





                       See Notes to Financial Statements

                          IMTEK OFFICE SOLUTIONS, INC.
                        FORMERLY SPECTRUM EQUITIES, INC.

                        STATEMENT OF INCOME AND EXPENSE


                                                  SIX MONTHS           YEAR
                                                     ENDED            ENDED
                                                   MARCH 31,       SEPTEMBER 30,
                                                     1997              1996
                                                  -----------      ------------
                                                  (UNAUDITED)

Sales                                                $ -0-             $ -0-

Selling and General Expenses                           -0-               -0-
                                                     -----             -----

   NET INCOME (LOSS)                                 $ -0-             $ -0-
                                                     =====             =====


   EARNINGS PER SHARE                                $ -0-             $ -0-
                                                     =====             =====




                       See Notes to Financial Statements

                          IMTEK OFFICE SOLUTIONS, INC.
                        FORMERLY SPECTRUM EQUITIES, INC.

                            STATEMENTS OF CASH FLOWS


                                                 SIX MONTHS            YEAR
                                                    ENDED             ENDED
                                                  MARCH 31,        SEPTEMBER 30,
                                                    1997               1996
                                                -----------        -------------
                                                (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Income (Loss) for the Periods                    $   -0-             $(37,991)
                                                 -------             --------

     Cash Flows Used by Operating
       Activities                                    -0-              (37,991)
                                                 -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Increase - Organization Cost                      (3,000)              (2,142)
Proceeds from Borrowing                              -0-               39,013
Increase - Paid in Capital                         3,000                  922
Sale of Common Stock                                 -0-                  198
                                                 -------             --------

     Cash Flows from Financing
       Activities                                    -0-               37,991
                                                 -------             --------

Increase (Decrease) in Cash                          -0-                  -0-
Cash - Beginning                                     -0-                  -0-
                                                 -------             --------
Cash - Ending                                    $   -0-             $    -0-
                                                 =======             ========


NON-CASH TRANSACTIONS
---------------------

Debt Converted to Equity                         $   -0-             $ 39,013
                                                 =======             ========

Stock Issued for Services                        $     6             $    -0-
                                                 =======             ========






                       See Notes to Financial Statements

                          IMTEK OFFICE SOLUTIONS, INC.
                        FORMERLY SPECTRUM EQUITIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                            COMMON STOCK           PAID       RETAINED        SHARE-
                                                                    IN        EARNINGS       HOLDERS'
                                         SHARES       AMOUNT      CAPITAL     (DEFICIT)       EQUITY
                                         ------       ------      -------     ---------       ------
Balance September 30, 1995            243,901,667  $       244  $    78,613  $   (76,715)  $     2,142

Contribution to
  Paid in Capital                                                     3,000                      3,000
                                      -----------  -----------  -----------  -----------   -----------

Balance December 31, 1996             243,901,667          244       81,613      (76,715)        5,142

Stock Issued for Services               6,098,333            6                                       6
                                      -----------  -----------  -----------  -----------   -----------

Balance March 31, 1997                250,000,000  $       250  $    81,613  $   (76,715)  $     5,148
                                      ===========  ===========  ===========  ===========   ===========





                       See Notes to Financial Statements

                          IMTEK OFFICE SOLUTIONS, INC.
                        FORMERLY SPECTRUM EQUITIES, INC.

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


3.     SUBSEQUENT EVENTS

      On April 22, 1997 the Registrant acquired all of the issued and outstanding shares of Imtek Corporation, a development stage company formed on April 1, 1997 to engage in the sale and servicing of copiers and facsimiles, sales of office supplies, rebuilding and renting high volume copiers and duplicators and commercial printing and copying in the Baltimore, Md., Washington, D.C. and Richmond, Va. area. As of the date of acquisition, the assets of Imtek Corporation consisted of an inventory of photocopiers available for sale or lease and notes receivable, which assets were contributed by its shareholders. The Registrant issued 4,375,000 shares of its common stock in exchange for the 50,000 issued and outstanding shares of Imtek Corporation.

      On April 28, 1997 the Registrant amended its Certificate of Incorporation to change its name to Imtek Office Solutions, Inc. and to effectuate a 1-for-400 reverse stock split. As a result of the reverse stock split, the Registrant now has outstanding 5,000,000 shares of common stock.