Form 10-Q
period 1997-06-30
IMTEK OFFICE SOULTIONS INC
filed 1997-08-13
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

Commission file number:  33-24464-NY

                          IMTEK OFFICE SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             11-2958856
--------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
   of incorporation)                                     Identification No.)


              8028 RITCHIE HIGHWAY, SUITE 208, PASADENA, MD. 21122
              ----------------------------------------------------
                     (Address of pincipal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of June 30, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Registrant's Financial Statements filed herewith begin after signatures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Imtek Office Solutions Inc., (the Company), formerly Imtek Corporation, a development stage company, effectively commenced operations on April 22, 1997 and engages in the retail and wholesale sale of copiers and facsimiles, servicing of office equipment, rebuilding and rental of high volume copiers and duplicators, providing commercial printing and duplicating services, and to a lesser extent, the retail sale of office supplies. The Company provides servicing of office equipment principally through the use of subcontractors. The Company operates in the Mid-Atlantic region, consisting of Baltimore, Maryland, Washington, D.C., Richmond, Virginia, and the Tidewater area of Southern Virginia.

         ACQUISITION AND STOCK ISSUANCE

         On April 22, 1997, the shareholders of Sprectrum Equities, Inc., (Spectrum) a Delaware Corporation, executed a 400 for 1 reverse stock split. After the stock split, Spectrum had 625,000 shares of common stock, all one class, issued and outstanding. Furthermore, on April 22, 1997 Spectrum's shareholders authorized and approved the acquisition of Imtek Corporation by the issuance of 4,375,000 shares of Spectrum stock for all 50,000 issued and authorized shares of Imtek Corporation. Subsequently, the shareholders approved the corporation's name to be changed to Imtek Office Solutions, Inc. The acquisition and name change have been reported on Form 8-K of April 22, 1997, which is hereby incorporated by reference.

         RESULTS OF OPERATIONS

         The Company, as discussed above and reported on Form 8-K, effectively commenced operations on April 22, 1997. Prior to this date, the Company, and its predecessor, was a development stage company with no operations. Thus, there is no comparison to prior quarter financial results of operations, and financial condition and liquidity.

         During the third quarter ended June 30, 1997, the Company generated gross revenue of $867,535. Approximately 53.7% of gross revenue was derived from the sale of equipment servicing and supplies. The remaining 46.3% of gross revenue was derived from the sale, both retail and wholesale, of equipment.

         Cost of Goods Sold for the quarter ended June 30, 1997 was $789,979, or approximately 91% of gross revenue. The Cost of Goods Sold that relate to equipment servicing was approximately 56.9%, while the Cost of Goods Sold for equipment sales was approximately 43.1%.

         The Company's gross profit for the quarter ended June 30, 1997 was $77,557, or approximately 8.9% of gross revenue.

         General and Administrative, and marketing expenses for the first quarter of operations was $30,409, or approximately 3.5% of gross revenue. The Company's Officers and management elected not to receive remuneration during this period. This election of non-compensation may not be continued in the future, and thus general and administrative expenses could be increased in subsequent periods.

         Income from operations and before taxes and interest was $47,147, or approximately 5.4% of gross revenue.

         During the quarter, the Company received $6,507 in interest income which was principally derived from retired Notes Receivables. The Company does not anticipate significant interest income in subsequent periods.

         The Company's effective income tax rate for the first quarter of operations was 29.2%. Because of the tax impact of special transactions and depending upon the Company's income or loss level in a given period, these rates may vary dramatically.

         The net earnings of the Company for the quarter ended June 30, 1997 was $37,947, or 4.4% of gross revenue.

         The Company anticipates revenue growth in subsequent periods such that quarter to quarter comparisons may not provide meaningful analysis. The Company anticipates that the core business of sales and servicing of copiers will generate growth in line with general economic conditions within the Mid-Atlantic region. However, the Company anticipates expanding its operations in the wholesale equipment sales market by means of increased marketing efforts. The Company believes that it has a thorough understanding of the wholesale market, with experience and an established network. Additionally, the Company anticipates the expansion of its services within its copy services operations. By becoming a cost effective and responsive provider of copier services to certain business segments, the Company anticipates that it can more fully expand this component of its operations. Finally, the Company anticipates further expansion by means of acquisition, which may be funded by either the issuance of additional capital stock or by long term debt.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities resulted in negative cash flow of $694,943 during its first quarter of operations. Cash flow of $739,671 was generated from financing activities, consisting principally of increases in Paid-in-Capital, which was the result of the issuance of shares for contributed capital consisting of notes receivable and inventory. The contributed inventory consisted principally of copiers that were valued at 30% of original cost, which the Company believes approximates fair market value.

         Consistent with the commencement of operations, the Company experienced increases in certain balance sheet accounts. The negative cash flow from operations was primarily in response to the increase in accounts receivable and inventory, with the increase in accounts payable and other liabilities providing a lesser impact. The Company recognized an increase in accounts receivable, net of allowance for doubtful accounts, in the amount of $190,595. The inventory increase of $633,493 is principally in response to the accumulation of both raw material and finished units of rebuilt equipment, accumulation of adequate parts and supplies, as anticipated to be consumed under various service contracts, and the minimal accumulation of office supplies for resale. During the quarter, the Company expended $33,378 for fixed assets, which are being depreciated over their estimated useful lives. Additionally, the Company recognized trade accounts payable of $86,953 at June 30, 1997.

         The Company has financed its cash flow requirements from either operations or through the issuance of capital stock. Currently, the Company has not entered into a revolving credit arrangement with any financial institution. However, the Company believes that should external financing become necessary, it will be able to obtain sufficient resources at market values.

         Note: Certain statements in Management's Discussion and Analysis of Results of Operations and Financial Condition are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, changes in economic conditions, increases in raw material, subcontract, and labor costs, and general competitive factors, that may cause actual results to differ materially.

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

                                                   IMTEK OFFICE SOLUTIONS, INC.



                                                   By: /s/EDWIN HIRSCH
                                                       ------------------------
                                                       Edwin Hirsch
                                                       President and
                                                       Chief Accounting Officer

August 8, 1997

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                                  BALANCE SHEET

================================================================================



                                     ASSETS

                                                         JUNE 30     SEPTEMBER 30
                                                          1997           1996
                                                        --------     ------------
                                                      (UNAUDITED)
CURRENT ASSETS
      Cash                                              $ 11,349      $     --
      Accounts receivable (less allowance for
        doubtful accounts of $2,000 at
        June 30, 1997) - net                             190,595            --
      Inventory                                          633,494            --
      Other current assets                                11,540            --
                                                        --------      --------

                                                         846,978            --

PROPERTY AND EQUIPMENT - net                              33,287            --

INTANGIBLE ASSETS - net                                    5,148         2,142
                                                        --------      --------
                                                        $885,413      $  2,142
                                                        ========      ========





================================================================================



                       SEE NOTES TO FINANCIAL STATEMENTS.

================================================================================


                                   LIABILITIES

                                                            JUNE 30       SEPTEMBER 30
                                                              1997            1996
                                                           ---------      ------------
                                                           (UNAUDITED)
CURRENT LIABILITIES
      Accounts payable                                     $  86,940       $      --
      Income taxes payable                                    15,707              --
                                                           ---------       ---------

                                                             102,647              --

STOCKHOLDERS' EQUITY
      Common stock - par value $.000001,
        250,000,000 shares authorized,
        5,000,000 (243,901,667 at September 30, 1996)
        shares issued and outstanding                             50             244
      Paid in capital                                        821,484          78,613
      Retained earnings (deficit)                            (38,768)        (76,715)
                                                           ---------       ---------

                                                             782,766           2,142
                                                           ---------       ---------

                                                           $ 885,413       $   2,142
                                                           =========       =========



================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                           STATEMENT OF INCOME FOR THE
                               THREE MONTHS ENDED


================================================================================


                                        JUNE 30    SEPTEMBER 30
                                         1997          1996
                                       --------    -------------
                                     (UNAUDITED)

SALES                                  $867,535      $    --

COST OF GOODS SOLD                      789,979           --
                                       --------      -------

GROSS PROFIT                             77,556           --

SELLING AND GENERAL EXPENSE              30,409           --
                                       --------      -------

                                         47,147           --

INTEREST INCOME                           6,507           --
                                       --------      -------

INCOME BEFORE INCOME TAXES               53,654           --

INCOME TAXES                             15,707           --
                                       --------      -------

NET INCOME                             $ 37,947      $    --
                                       ========      =======






================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                           STATEMENT OF INCOME FOR THE

================================================================================



                                         NINE
                                     MONTHS ENDED   YEAR ENDED
                                        JUNE 30    SEPTEMBER 30
                                         1997          1996
                                     ------------  -------------
                                     (UNAUDITED)

SALES                                  $867,535      $    --

COST OF GOODS SOLD                      789,979           --
                                       --------      -------

GROSS PROFIT                             77,556           --

SELLING AND GENERAL EXPENSE              30,409           --
                                       --------      -------

                                         47,147           --

INTEREST INCOME                           6,507           --
                                       --------      -------

INCOME BEFORE INCOME TAXES               53,654           --

INCOME TAXES                             15,707           --
                                       --------      -------

NET INCOME                             $ 37,947      $    --
                                       ========      =======



================================================================================

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                             STATEMENT OF CASH FLOWS


================================================================================

                                                               NINE
                                                            MONTHS ENDED     YEAR ENDED
                                                              JUNE 30       SEPTEMBER 30
                                                               1997             1996
                                                             ---------      ------------
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings (loss)                                    $  37,947       $ (37,991)
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation and amortization                             92              --
      Change in assets and liabilities
          Increase in accounts receivable                     (190,595)             --
          Increase in inventory                               (633,494)             --
          Increase in other current assets                     (11,540)             --
          Increase in accounts payable                          86,940              --
          Increase in income taxes payable                      15,707              --
                                                             ---------       ---------

                                                              (694,943)        (37,991)

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment                      (33,379)             --
                                                             ---------       ---------

                                                               (33,379)             --

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in organization cost                             (3,000)         (2,142)
      Increase in paid-in-capital                              742,871             922
      (Decrease) increase in common stock                         (200)            198
      Proceeds from borrowing                                       --          39,013
                                                             ---------       ---------

                                                               739,671          37,991
                                                             ---------       ---------

INCREASE IN CASH                                                11,349              --

CASH - Beginning                                                    --              --
                                                             ---------       ---------

CASH - Ending                                                $  11,349       $      --
                                                             =========       =========

NON-CASH TRANSACTIONS

      Debt converted to equity                               $      --       $  39,013
                                                             =========       =========
      Stock retired                                          $    (200)      $      --
                                                             =========       =========
      Additional paid-in-capital
         for acquisition                                     $ 742,871       $      --
                                                             =========       =========


================================================================================

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

================================================================================


                                           COMMON STOCK                       PAID            RETAINED             SHARE-
                                ---------------------------------              IN             EARNINGS             HOLDERS
                                    SHARES              AMOUNT              CAPITAL          (DEFICIT)             EQUITY
                                -------------       -------------       -------------      -------------       -------------
Balance September 30, 1996      $ 243,901,667       $         244       $      78,613      $     (76,715)      $       2,142

Contribution to
  Paid in Capital                          --                  --               3,000                 --               3,000
                                -------------       -------------       -------------      -------------       -------------

Balance December 31, 1996         243,901,667                 244              81,613            (76,715)              5,142

Stock issued for
  services                          6,098,333                   6                  --                 --                   6
                                -------------       -------------       -------------      -------------       -------------

Balance March 31, 1997            250,000,000                 250              81,613            (76,715)              5,148

1 for 400 share reverse
  stock split                    (249,375,000)               (243)                 --                 --                (243)

Exchange of stock for
  Imtek Corp.                       4,375,000                  43             739,871                 --             739,914

Net earnings for the
  quarter                                  --                  --                  --             37,947              37,947
                                -------------       -------------       -------------      -------------       -------------

Balance June 30, 1997           $   5,000,000       $          50       $     821,484      $     (38,768)      $     782,766
                                =============       =============       =============      =============       =============



================================================================================


                       SEE NOTES TO FINANCIAL STATEMENTS.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


================================================================================


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.    NATURE OF BUSINESS

      The Company is in the business of selling and servicing copiers, facsimilies and printers, sales of office supplies, rebuilding and renting high volume copiers and duplicators and commercial printing and copying. The Company conducts business in the Baltimore, Washington, DC, Richmond and Tidewater, Virginia metropolitan areas and grants credit to customers in those regions.

2.    INVENTORY

      Inventories consist of copy machines, facsimilies, duplicators and parts and supplies inventories consist of items used in the maintenance of office machines and consumable supplies. Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) method.

3.    PROPERTY, PLANT AND EQUIPMENT

      The Company provides depreciation for financial statement and income tax purposes over the estimated useful lives of the fixed assets using the straight-line method. Expenditures for maintenance and repairs are charged to income in the period the charge is insurred.

4.    ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.    INTANGIBLE ASSETS

      Intangible assets consist of costs incurred to maintain the corporate charter. These costs are being amortized over five years.


================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


================================================================================


NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

6.    CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

7.    EARNINGS PER SHARE

      Primary earnings per share of approximately $0.01 are based on the weighted average number of shares outstanding.

      There is no fully diluted earnings per share because there were no convertible debentures, stock options or warrants outstanding during the period.


NOTE B - BUSINESS ACQUISITION

On April 22, 1997, the Company purchased all of the common stock of Imtek Corporation for 4,375,000 of its common stock in a transaction accounted for as a pooling of interest. Imtek Corporation was a development stage company, which began operations on April 23, 1997.

The balance sheet of Imtek Corporation at the date of purchase consisted of:

     Assets
         Inventory                       $107,241
         Notes receivable                 632,430
                                         --------
                                         $739,671
                                         ========
     Stockholders' equity                $739,671
                                         ========





================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


================================================================================



NOTE C - STOCKHOLDERS' EQUITY

On April 21, 1997, the Company effected a reverse split of its common stock from 250,000,000 shares outstanding to 625,000 shares outstanding.

On April 22, 1997, the Company purchased all of outstanding common stock of Imtek Corporation in exchange for 4,375,000 shares of its common stock.

NOTE D - RELATED PARTY TRANSACTIONS

The Company has a servicing agreement with an entity controlled by certain of the Company's officers. Under the terms of the agreement, the servicing entity performs certain maintenance, repair, marketing and administrative tasks for the Company. The Company rents certain of its facilities from an entity controlled by officers of the Company on a month-to-month contract. Rent expense for the quarter ended June 30, 1997, was $12,094 (approximately $6,000 per month).