Form 10-K405
period 1997-09-30
IMTEK OFFICE SOULTIONS INC
filed 1998-01-27
CIK 840827

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

For the Fiscal Year Ended: September 30, 1997

____ Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-24464-NY

                         IMTEK OFFICE SOLUTIONS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      11-2958856
  ------------------------                   -----------------------------
  (State of Incorporation)                   (IRS Employer Identification)

    2111 Van Deman St., Baltimore, MD                   21224
 ----------------------------------------             ----------
 (Address of principal executive offices)             (Zip code)

Registrant's Telephone No. including area code: (410) 633-5700
                                                --------------

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

                        Yes X                      No
                           ----                      ----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. There is currently no market for the issuer's stock.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as the latest practicable date. 7,538,361 shares, as of January 7, 1998.

                      Documents Incorporated by Reference
                      -----------------------------------
                                     NONE

                         Imtek Office Solutions, Inc.

                               Table of Contents

                                                                    Page No.
                                                                    --------

Part I
 Item 1.  Business
 Item 2.  Properties
 Item 3.  Legal Proceedings
 Item 4.  Submission of Matters to a Vote of Security Holders

Part II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters
 Item 6.  Selected Financial Data
 Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations
 Item 8.  Financial Statements and Supplementary Data
 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
 Item 10. Directors and Executive Officers of the Registrant
 Item 11. Executive Compensation
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management
 Item 13. Certain Relationships and Related Transactions

Part IV
 Item 14, Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

Item 1.  Business
-----------------

Introduction
          Imtek Office Solutions Inc., (the Company), formerly Spectrum Equities Inc., effectively commenced operations on April 22, 1997 and engages in the retail and wholesale of copiers and facsimiles, servicing of office equipment, rebuilding and rental of high volume copiers and duplicators, providing commercial printing, duplicating and document outsourcing services, and to a lesser extent, the retail sale of office supplies. The Company operates in the Mid-Atlantic region, consisting of Baltimore, Maryland, Washington, D.C., Richmond, Virginia, and the Tidewater area of Southeastern Virginia.

History
          The Company was organized as a Delaware corporation in 1987 under the name Vision Capital, Inc. On March 31, 1989, it completed a public offering of 10,000 units at a price of $5.00 each, which units were included in a registration statement filed with the Securities and Exchange Commission. On May 31, 1990, Vision entered into an agreement of merger with Wilmoth's Color Lab, Inc., ("Wilmoth"), a Tennessee Corporation, to acquire all of the issued and outstanding shares of common stock of Wilmoth in exchange for a total of 15,340,000 newly issued shares of Vision common stock, which merger resulted in a change in the voting control, principal business, and management of Vision. By September 1, 1990, the merger of Wilmoth into Vision was consummated and Vision changed its name to Diversified Photographic Industries, Inc., and continued the operations of Wilmoth, a photo finishing laboratory in Memphis, Tennessee. Wilmoth conducted operations in that location through the date of the merger. The Company continued its operations as a photo finishing laboratory, processing and printing film for commercial photographers and photographic studios , including portrait studio operations, up until the time that the Company ceased operations on March 15, 1992. At that time, the secured creditors foreclosed upon the principal assets of the Company and the remaining unsecured assets were sold to United Color Lab, Inc. on August 21, 1992 for the sum of $85,000.00. From that time the Company has been dormant. The Company filed for reorganization under Chapter 11 of the Bankruptcy Code in U.S. Bankruptcy Court for the Northern District of Texas and its Plan of Reorganization was approved in 1995 and the Company emerged as a corporate shell with no liabilities relating to its prior business ventures. Subsequently, the Company changed its name to Spectrum Equities, Inc. on February 26, 1996. In April, 1997, the Company acquired all of outstanding stock of Imtek Corp.

and changed its name to Imtek Office Solutions, Inc.

          The Company is a supplier of equipment, products, technologies and services used in offices to manage information and documents including copier and printing systems, integrated computer networking and document management services. The Company also generates revenues and earnings from merchant banking and specialty finance activities including equipment leasing, accounts receivable financing and factoring, and viatical settlements.

          Management envisions that the Company will become the preferred single source provider of office solutions and a leader in select finance and merchant banking business within certain geographic regions.

Acquisition Strategy
--------------------

          The company intends to expand its business through the strategic acquisition of companies with similar products and services in additional geographic areas. Additionally, the Company anticipates acquiring other companies that would provide the Company with expanded or additional products and services. Acquisitions of companies with similar product lines and services, management believes, would benefit from the Company's centralized management, systems of internal control, additional financing sources, and the Company's marketing efforts.

          Management believes that adequate acquisition opportunities exist. The Company anticipates that significant acquisitions would be funded principally from the issuance of capital stock. However, to a lesser extent, acquisitions may be funded by cash generated from operations of the acquired company or the issuance of long term debt obligations.

Competition
-----------

          The Company's business is highly competitive with numerous competitors in its geographic area. The Company is in direct competition with local, regional and national equipment suppliers and dealers, mass merchandisers, and to a lesser extent, wholesale buying clubs. Principal areas of competition focus on quality and response time of after-the-sale service, parts availability, product capability, rental agreements and financing, and price. The Company competes with companies that have greater financial strength and marketing resources.

Customers
---------

          The Company focuses its office solutions marketing efforts primarily on small and mid-size businesses, regional offices of large companies, professional service firms, hospitals, educational institutions and governmental agencies located in or near the areas where the Company maintains offices. Sales representatives and sales management are compensated based on a combination of gross sales revenue and point-of-sale profits. A key element of the Company's operating philosophy is to provide all sales representatives and managers with an ongoing program of training and education. These sales education programs consist of in-house training, manufacturer provided training and other educational courses and seminars. The Company holds weekly sales meetings to reinforce the consistent application of its procedures and sales strategies.

          Additionally, the Company intends to market its proposed financial services programs through its existing direct sales force, brokers, print media, and mass communication media, such as radio.

          At September 30, 1997, no one customer accounted for more than 5% of gross sales.

Vendors and Suppliers
---------------------

          Products purchased by and distributed by the Company may be acquired from numerous domestic and international suppliers. The Company has not experienced, and does not anticipate experiencing, any significant difficulty in obtaining these products and supplies.

          The Company's primary products are photocopiers, facsimile equipment, computers and office products, technologies and services used in offices to manage information and documents. Management believes it is in the Company's best interest to maintain a close working relationship with a number of equipment manufacturers as to allow the Company to purchase equipment and related parts and supplies at competitive prices. The inability of the Company to maintain these key relationships could result in disruptions of Company operations.

          Since the Company's business is dependent upon its vendors and suppliers, the Company has identified MITA Corporation, the world's third largest manufacturer of photocopiers and facsimile machines, as its preferred office equipment vendor. Additionally, the Company has selected JP Richards, the second largest office supply wholesaler in the U.S., as its primary vendor of office supplies for resale.

          Management believes that these strategic alliances will provide the Company with sufficient product for sale at competitive prices.

Employees
---------

          As of September 30, 1997, the Company employed 72 persons, none of which were covered by a collective bargaining agreement. Management believes that its employee relations are good.

          The Company relies heavily on its senior management and the loss of any one of them could have a material adverse effect on the financial condition of the Company. Additionally, the Company's ability to successfully grow and implement its strategic acquisition policy, which is extremely important to the Company and its ongoing operations, would be impaired upon the loss of key personnel.

Technology
----------

          The Company believes that the office equipment markets will continually change with the advent of digital technology, which provides for one piece of office equipment to directly communicate with another. Management believes that this technology may result in fewer stand alone units being sold. Additionally, management believes that this shift to multi-functioning equipment may result in increased training costs for the Company's service technicians.

          The advent of the color photocopier, management believes, will become a greater component of the Company's sales. The Company anticipates expanding its efforts and product line in this area, since these color copiers can accept digital output from computers, thus increasing the functionality of the copier.

Environmental Regulation
------------------------

          The Company's business and product lines generally do not generate significant hazardous waste. Federal, state, and local regulations have not had, and are not expected to have, a material adverse affect upon the Company or its financial condition.

Forward Looking Information
---------------------------

          The report includes or incorporates by reference certain statements which are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, changes in economic conditions, increases in raw material, subcontract, labor costs, and general competitive factors may cause actual results to differ materially.

Item 2.  Properties
-------------------
           As of January 7, 1998, the Company leases eight locations from independent landlords as follows:

Location                   Square Footage   Type of Operation   Lease Expiration
-------------------------------------------------------------------------------
Hampton, VA                11,000           Office Equipment    Month to Month
-------------------------------------------------------------------------------
Virginia Beach, VA          3,500           Office Equipment    January 1999
-------------------------------------------------------------------------------
Washington, DC              3,300           Copy Services       April 1999
-------------------------------------------------------------------------------
Alexandria, VA              3,988           Copy Services       Month to Month
-------------------------------------------------------------------------------
Richmond, VA                2,633           Office Equipment    October 1998
-------------------------------------------------------------------------------
Hopewell, VA               10,000           Office Supplies     February 1999
-------------------------------------------------------------------------------
Baltimore, MD               8,400           Financial Services  May 1999
-------------------------------------------------------------------------------
Lanham, MD                  1,500           Warehouse           Month to Month
-------------------------------------------------------------------------------
Baltimore, MD                 800           Copy Services       December 1999
-------------------------------------------------------------------------------
Richmond, VA                1,500           Office Equipment    January, 1999
-------------------------------------------------------------------------------
Capitol Heights, MD         2,000           Office Equipment    Month to Month
-------------------------------------------------------------------------------

          All buildings are of brick or block construction and management considers that all properties are well maintained and sufficient for its operations.


Item 3.  Legal Proceedings
--------------------------

          As previously reported, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 5, 1994 with the U.S. Bankruptcy Court for the Northern District of Texas. Its Plan of Reorganization was approved by the Court of October 5, 1995.

           The Company is not a party to any legal proceedings and management is unaware of any threatened or pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

           No matters were submitted to a vote of security holders during the fourth quarter of the year ended September 31, 1997.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

           There is no known market for the Company's common stock. As of January 7, 1998, there were 149 holders of record of the Company's common stock.

           The Company has not paid any dividends during 1997, and does not anticipate paying dividends in the near future.

Item 6.  Selected Financial Data
--------------------------------

          The following data have been derived from financial statements that have been audited by Rosenburg, Rich, Baker, Berman & Company for the year ended September 30, 1997 and Grant-Schwartz Associates, CPA's, for the years ended September 30, 1996, 1995, 1994 and 1993 and should be read in conjunction with such statements appearing herein:


Year Ended September 30,       1997       1996         1995        1994        1993
------------------------    ----------  ----------  ----------  ----------  ----------
Sales                       $2,094,972       -0-         -0-          -0-         -0-
Operating Income            $   72,433       -0-         -0-          -0-         -0-
Net Income (Loss)           $   58,367       -0-         -0-          -0-         -0-
Per Share                          .02       -0-         -0-          -0-         -0-


Balance Sheet Data
------------------

Total Assets           1,007,339      -0-        -0-        -0-          -0-
Stockholders Equity      774,072  (37,991)  (616,432)  (616,432)    (616,432)

The Company was inactive for the years ended September 30, 1993 through 1996.


PART I - FINANCIAL INFORMATION

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

          Imtek Office Solutions Inc., (the Company), formerly Spectrum Equities, Inc. effectively commenced operations on April 22, 1997 engaging in the retail and wholesale sale of copiers and facsimiles, servicing of office equipment, rebuilding and rental of high volume copiers and duplicators, providing commercial printing and duplicating services, and to a lesser extent, the retail sale of office supplies. The Company provides servicing of office equipment principally through the use of subcontractors. The Company also intends on providing specialty finance and merchant banking services. The Company operates in the Mid-Atlantic region, consisting of Baltimore, Maryland, Washington, D.C., Richmond, Virginia, and the Tidewater area of Southeastern Virginia.

           ACQUISITION STOCK ISSUANCE

          On April 22, 1997, the shareholders of Spectrum Equities, Inc., (Spectrum) a Delaware Corporation, executed a 400 for 1 reverse stock split. After the stock split, Spectrum had 625,161 shares of common stock, all one class, issued and outstanding. Furthermore, on April 22, 1997 Spectrum's shareholders authorized and approved the acquisition of Imtek Corporation by the issuance of 4,374,839 shares of Spectrum stock for all 50,000 issued and authorized shares of Imtek Corporation. Subsequently, the shareholders approved the corporation's name to be changed to Imtek Office Solutions, Inc. The acquisition and name change have been reported on Form 8-K of April 22, 1997, which is hereby incorporated by reference.

           RESULTS OF OPERATIONS

          The Company, as discussed above and reported on Form 8-K, effectively commenced operations on April 22, 1997. Prior to this date, the Companys' predecessor, Imtek Corporation, was a development stage company with no operations.

          During the year ended September 30, 1997, the Company generated gross revenue of $2,094,972. Approximately 33.6% of gross revenue was derived from the sale of equipment servicing and supplies. The remaining 66.4% of gross revenue was derived from the sale, both retail and wholesale, of equipment.

          Cost of goods sold for the year ended September 30 1997 was $1,868,703, or approximately 89.2% of gross revenue. The cost of goods sold that relate to equipment servicing was 656,439 (35.1% of cost of goods sold), while the cost of goods sold for equipment sales was approximately $1,212,264 (64.9% of cost of goods sold).

          The Company's gross profit for the year ended September 30, 1997 was $226,264, or approximately 10.8% of gross revenue.

          General and Administrative, and selling expenses for the year was $153,836, or approximately 7.3% of gross revenue. The Company's Officers elected not to receive or defer remuneration during this period. This election of non-compensation may not be continued in the future, and thus general and administrative expenses could increase in subsequent periods.

           Income from operations and before taxes and interest was $72,433, or approximately 3.5% of gross revenue.

          During the year, the Company received $6,534 in interest income which was principally derived from notes receivables. The Company does not anticipate significant interest income in subsequent periods.

          The Company's effective income tax rate for the year was 26.1%. Because of the tax impact of special transactions and depending upon the Company's income or loss level in a given period, these rates may vary dramatically.

           The net earnings of the Company for the year ended September 30, 1997 was $58,367, or 2.8% of gross revenue.

          The Company anticipates revenue growth in subsequent periods such that period to period comparisons may not provide meaningful analysis. The Company anticipates that the core business of sales and servicing if copiers will generate growth in line with general economic conditions within the Mid-Atlantic region. However, the Company anticipates expanding its operations in the wholesale equipment sales market by means of increased marketing efforts. The Company believes that it has a thorough understanding of the wholesale market, with experience and an established network. Additionally, the Company anticipates the expansion of its services with its copy services operations. By becoming a cost effective and responsive provider of copier services to certain business segments, the Company anticipates that it can more fully expand this component of its operations. The Company also intends to generate substantial future revenues and earnings from merchant banking and specialty finance services including equipment leasing, accounts receivable financing and factoring , and viatical settlements.

          The Board of Directors of the Company have authorized the issuance of a $7,500,000, 9% convertible preferred stock through a private placement memorandum. As of January 7, 1998 this offering memorandum was not yet complete and the offering was not open. The Company anticipates further expansion by means of acquisition, which may be funded by either the issuance of additional capital stock, long term debt, or use of the proceeds generated from the private placement memorandum.

           LIQUIDITY AND CAPITAL RESOURCES

          The Company's operating activities resulted in positive cash flow of $105,631 for the year. Cash flow of $75,740 was used in investing activities, consisting of the purchase of equipment ($35,740) and the down payment on certain computer software ($40,000). In April, 1997 the Company issued 4,374,839 shares of common stock to acquire Imtek Corporation. The value of the assets acquired were $710,563, which consisted of inventory ($353,954) and accounts receivable ($356,609).

          Consistent with the commencement of operations, the Company experienced fluctuations in certain balance sheet accounts. The cash flow from operations was primarily in response to net earnings and the decrease in accounts receivable and inventory, with the increase in accounts payable and other liabilities providing a lesser impact. The Company recognized an decrease in accounts receivable, net of allowance for doubtful accounts, over the amount purchased from Imtek Corporation, of $36,210. The inventory decreased $131,950 from the amount purchased from Imtek Corporation. During the year, the Company expended $35,740 for fixed assets, which are being depreciated over their estimated useful lives. Additionally, the company recognized total trade accounts payable of $154,875 at September 30,1997.

          The Company has financed its cash flow requirements from either operations or through the issuance of capital stock and to a lesser extent, short-term credit arrangements through related parties, see item 13. As of January 7, 1998, the Company has not entered into a revolving credit arrangement with any financial institutions. The Company believes that should external financing become necessary, it will be able to obtain sufficient resources at market values.

Item 9. Changes in and Disagreements With Accounting and Financial Disclosures
------------------------------------------------------------------------------

          In October, 1997, the Company dismissed Grant - Schwartz Associates, CPA's, the independent accountant engaged to audit the Company's financial statements for at least the fiscal years ended September 30, 1996 and 1995 as reported on Form 8-K dated October 24, 1997, which is hereby incorporated by reference. This decision was approved by the Company's Board of Directors. There were no disagreements between the Company and Grant -Schwartz Associates, CPA's on any matter of accounting principles or practices, financial disclosure or Auditing scope of procedure.

          The accountants report issued by Grant - Schwartz Associates for the years ended September 30, 1996 and 1995 dated October 15, 1996 and May 16, 1996 respectively were qualified as to "going concern".

          On October 24, 1997, the Company appointed Rosenberg, Rich , Baker, Berman and Company as its new accountants as reported on Form 8-K dated October 24, 1997, which is hereby incorporated by reference.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The directors, executive officers and key management employees of the Company are:

Name                Age                                  Position
------------------  ---  -------------------------------------------------------------------------
Edwin C. Hirsch      49  Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Lowe      42  Director, Chief Operating Officer
Robert J. Brown      52  Director, Senior Vice President
Brad C, Thompson     41  Director, Chief Financial Officer
Andrew J. Walter     34  Director, Senior Vice President
Robert W. Hoover     51  Director, Executive Vice President

          EDWIN C, HIRSCH, JR., has been the Company's Chief Executive Officer and Chairman of the Board since April 1997. From August 1995 through the October, 1997, Mr. Hirsch was the President of CMS, Inc. From 1990 through 1996, Mr. Hirsch served as the President of Reptech, a US-China joint venture company specializing in the production and sale of high-energy magnets. Mr. Hirsch currently serves as a member on Reptech's Board of Directors and is a member of the State of Maryland's Sister Committee - China. From 1984 through 1989, Mr. Hirsch was a principal in Commonwealth Financial Associates, a merchant banking company.Mr. Hirsch holds a BS in Engineering from the U.S. Military Academy at West Point. After completing his military obligation he began his professional career in sales and sales management with IBM and Commercial Credit Company.

          MICHAEL L. LOWE, has been the Company's Chief Operating Officer since April 1997. From 1991 through 1995 Mr, Lowe was a senior manager and Divisional Vice President at Danka Business Systems. After graduating from West Liberty College he began his professional career in sales and management positions with Northwestern Insurance prior to starting-up a Canon photocopier business in Charleston, West Virginia.

          ROBERT J. BROWN, has served as a Senior Vice President since April 1997. Mr. Brown currently serves as finance committee chairman of the Anne Arundel County Economic Development Corporation. From 1983 through October,l 1997, Mr. Brown owned and managed several equipment leasing and financial services companies, including American Banking Services which managed equipment lease portfolios for the RTC and banks. From 1967 through 1982, Mr. Brown was employed by Commercial Credit Company where he held a variety of credit, marketing and portfolio management positions. Mr. Brown is a graduate of the University of Baltimore.

          ROBERT W. HOOVER, is the Company's Executive Vice President and responsible for the Company's strategic planning and business development. From 1995 through September 1997, Mr. Hoover was the President of Beneficial Assistance, Inc., which was acquired by the Company in October, 1997. From 1984 through 1994, Mr. Hoover was a principal in the merchant banking firm of Commonwealth Financial Services, where he served as the company's president. From 1977 through 1983, Mr. Hoover was employee by the Commercial Credit Company where he held a variety of senior positions. Mr. Hoover holds a BA degree from the University of Maryland.

          ANDREW J. WALTER, Senior Vice President. From 1994 Mr. Walter was a principal in Beneficial Assistance, Inc., which was acquired by the Company in October 1997. Previously, he was a principal in several insurance brokerage companies.

          BRAD C. THOMPSON, CPA, has been the Company's Chief Financial Officer since October 1997. From 1993 until September 30, 1997, Mr. Thompson was a senior partner with the accounting firm of Schiller, Holinsky and Gardyn. From 1980 through 1993, Mr. Thompson was a senior manager with the international accounting firm of Grant Thornton. Mr. Thompson is a 1978 graduate of Loyola College in Baltimore.

          All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

          Misters Hoover, Walter, and Thompson were elected officers and directors of the Company, and have agreed to serve in such capacity, effective October 1, 1997.

Item 11.  Executive Compensation
---------------------------------

                                            SUMMARY COMPENSATION TABLE
                                                                             LONG TERM COMPENSATIONS
                                                                         AWARDS                  PAYOUTS

(A)           (B)           (C)           (D)           (E)           (F)           (G)           (H)           (I)
NAME                                                    OTHER         RESTRTED.     SECURTS.      LTIP          ALL
AND                         SALARY                      ANNUAL        STOCK         UNDER-LYING   PAYOUTS       OTHER
PRINCIPAL     YEAR          ($)           BONUS         COMPEN-       AWARDS        OPTIONS/                    COMPEN-
POSITION                                                SATION ($)    ($)           SAR (#)                     SATION
-----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
EDWIN C.      1997               -             -             -             -             -             -             -
HIRSCH,
CEO

(1) Employment began October 1, 1997

The Company intends to compensate officers during the fiscal year 1998 at an annual salary of $110,000 for Edwin Hirsch and $100,000 for Robert J. Brown, Michael L. Lowe, Andrew J. Walter, Robert W. Hoover and Brad C. Thompson.

Item 12.  Security Ownerships of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

          The following table shows the amount of common stock owned as of January 7, 1998 by each director, and by all directors and officers as a group consisting of six persons. Each individual has beneficial ownership of the shares and each individual has sole voting and investment power with respect to the number of shares beneficially owned. In addition, the table also shows those persons or entities which beneficially was known to own more than 5% of the outstanding common stock as of January 7, 1998.


Name and Address                       Amount and Nature             Percent of
of Beneficial Owner                    of Beneficial Ownerships      Class


Edwin C. Hirsch, CEO, Director         1,043,000 shares              13.84
704 Severnside Ave.
Severna Park, MD 21146

Michael L. Lowe, COO, Director           463,325 shares               6.15
12205 Renwich Ct.
Glen Allen, VA 23060

Robert J. Brown, V.P., Director        1,043,000 shares              13.84
1210 Lorene Dr.
Pasadena, MD 21122

Brad C. Thompson, CFO, Director          123,000 shares               1.63
8348 Fairwood Ct.
Pasadena, MD 21122

Andrew J. Walter, VP, Director           369,500 shares               4.90
11851 Drawbridge Rd.
Princess Anne, MD 21853

Robert W Hoover, EVP, Director           179,000 shares               2.37
2593 Lawnside Rd.
Timonium, MD 21093

All officers and directors as a group  3,220,825 shares              42.73
  (6 Persons)

Walega Family, L.P.                      602,303 shares               7.99
1510 N. Colonial Ct.
Arlington, VA 22209

Bison Financial, LLC                     875,000 shares              11.61
915 Stubblefield Lane
Baltimore, MD 21201

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The company has a servicing agreement with CMS Holdings, Inc. (CMS), an entity owned 50% by Edwin Hirsch and 50% by Robert J. Brown, officers and directors of the registrant. Under terms of the agreement, CMS performed certain maintenance, repair marketing and administrative tasks for the Company. The Company paid $937,771 for these services during the year ended September 30, 1997. This contract was terminated October 1, 1997.

          During the course of the year, the Company had advanced funds to CMS. CMS entered into an unsecured demand note receivable ( $20,466 outstanding at September 30, 1997) to the Company which bears interest at 10%, payable quarterly.

          The Company also used the trade credit facilities of CMS throughout the year. At September 30, 1997, the Company owed CMS $73,063. The Company purchased approximately $225,000 worth of supplies and equipment during the year under this arrangement.

          The Company purchased certain equipment for resale through AmeriLease, Inc. (AI), a company owned equally by Edwin Hirsch, Robert J. Brown, Robert W. Hoover and Andrew J. Walter, officers and directors of the Company. Equipment purchased under this arrangement amounted to $105,047 during the year. The company owed AI $22,368 at September 30, 1997.

          On June 1997, the Company entered into a lease with AI for three high volume Xerox copiers. These copiers are rented by the Company on a month to month basis with a thirty day notification required to terminate the lease. Monthly lease payments are computed based upon $.01 per copy. Equipment rent expense under this agreement was $7,674 for the t\year ended September 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Report.

          (1)  Financial Statements

               The following financial statements of the Registrant are included herewith:

               (i)   Balance Sheets as of September 30, 1997 and 1996

               (ii) Statements of Income for the years ended September 30, 1997,
                    1996 and 1995

               (iii)Statements of Shareholder's Equity for the period from
                    September 30, 1995 to September 30, 1997

               (iv) Statements of Cash Flows for the years ended September 30,
                    1997, 1996 and 1995

               (v)  Notes to Financial Statements

               (vi) Independent Auditors' Report

          (2)  Financial Statement Schedules - None

          (3)  Exhibits

The following exhibits are incorporated by this reference to Registrant's Registration Statement on Form S-18, File No. 33-244464-NY:

EXHIBIT NO.         DESCRIPTION
-----------         -----------

2.0                 Certificate of Incorporation of the Registrant
2.1                 Bylaws of the Registrant

The following exhibits are incorporated by reference to Registrant's report on Form 8-K reporting event of April 22, 2997:

EXHIBIT NO.         DESCRIPTION
-----------         -----------

1                   Certificate of Amendment to
                    Certificate of Incorporation

2                   Acquisition Agreement with
                    Shareholders of Imtek Corporation

The following exhibits are filed herewith:

EXHIBIT NO.         DESCRIPTION
-----------         -----------

10.1                MITA Dealer LVC Sales Agreement between Imtek
                    Corporation and MITA Copystar America, Inc. dated November 26, 1997

10.2 MITA Dealer Agreement for Special Products between MITA Copystar America, Inc. dated November 26, 1997

10.3 MITA Dealer Agreement for Business Facsimile Equipment between MITA Copystar America, Inc. and Imtek Corporation dated November 26, 1997

10.4 MITA Dealer HVC Sales Agreement between MITA Copystar America, Inc. and Imtek Corporation dated November 26, 1997

10.5 MITA Customer Assurance (MCA) Dealer Agreement between MITA Copystar America, Inc. and Imtek Corporation dated November 26, 1997

10.6 MITA Dealer Agreement for Integrated Document Imaging Equipment between MITA Copystar America, Inc. and Imtek Corporation dated November 26, 1997

11                  Computation of Net Income per Share

21                  Subsidiaries

23.1                Consent of Independent Auditor

27                  Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K for the quarter ended September 30, 1997.

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                       INDEX TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996


                                                                Page


Independent Auditors' Report...................................    1

Financial Statements

     Balance Sheets............................................    2

     Statements of Income......................................    3

     Statements of Shareholders' Equity........................    4

     Statements of Cash Flows..................................  5-6

     Notes to the Financial Statements......................... 7-11

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                                BALANCE SHEETS

                                                     September 30,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------
    Assets
Current Assets
 Cash                                          $   29,118     $        -
 Accounts receivable (less allowance
  for doubtful accounts of $4,000)                393,062              -
 Inventory                                        485,661              -
 Notes receivable - related parties                20,466              -
 Notes receivable - other                           5,075              -
 Deposit on equipment                              40,000              -
                                               ----------     ----------
        Total current assets                      973,382              -

Property and Equipment - at cost                   35,740              -
Less: Accumulated depreciation                      1,783              -
                                               ----------     ----------
                                                   33,957              -
Intangible assets - net                                 -          2,142
                                               ----------     ----------

        Total assets                           $1,007,339     $    2,142
                                               ==========     ==========
    Liabilities
Current Liabilities
 Accounts payable - trade                      $   81,825     $        -
 Accounts payable - related party                  73,063              -
 Accrued expenses                                  35,411              -
 Income taxes payable                              20,600              -
 Notes payable - related party                     22,368              -
                                               ----------     ----------
        Total liabilities                         233,267              -

Stockholders' Equity
  Common stock - par value $.000001,
   shares authorized 250,000,000
   shares issued and outstanding
   5,000,000 (243,901,667 at September
   30, 1996)                                            5            244
  Paid in capital                                 792,415         78,613
  Retained deficit                                (18,348)       (76,715)
                                               ----------     ----------
        Total stockholders' equity                774,072          2,142
                                               ----------     ----------
 Total liabilities and stockholders'
  equity                                       $1,007,339     $    2,142
                                               ==========     ==========



See notes to the financial statements.
                                                                               2

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                             STATEMENTS OF INCOME

                                                                Year Ended September 30,
                                                   ------------------------------------------------
                                                       1997               1996             1995
                                                   ------------      ------------      ------------
Sales
  Equipment and supplies                           $  1,390,606      $          -      $          -
  Services                                              704,366                 -                 -
                                                   ------------      ------------      ------------
                                                      2,094,972                 -                 -
Cost of Sales
  Equipment and Supplies                              1,212,264                 -                 -
  Services                                              656,439                 -                 -
                                                   ------------      ------------      ------------
Total Cost of Sales                                   1,868,703                 -                 -
                                                   ------------      ------------      ------------

Gross Profit                                            226,269                 -                 -
Selling and general expense                             153,836                 -                 -
                                                   ------------      ------------      ------------
                                                         72,433                 -                 -
Interest income                                           6,534                 -                 -
                                                   ------------      ------------      ------------

Income before income taxes                               78,967                 -                 -
Income taxes                                             20,600                 -                 -
                                                   ------------      ------------      ------------
Net Income                                         $     58,367      $          -      $          -
                                                   ============      ============      ============

Net Income Per Share
  Primary                                          $       0.02      $          -      $          -
                                                   ============      ============      ============
  Fully Diluted                                    $       0.02      $          -      $          -
                                                   ============      ============      ============
Weighted Average Shares Outstanding                $  2,447,916      $181,157,501      $ 19,275,000
                                                   ============      ============      ============


See notes to the financial statements.

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Common Stock
                                                    -----------------------------      Paid In        Retained      Shareholders
                                                       Shares          Amount          Capital        Deficit           Equity
                                                    -------------   -------------   -------------   -------------   -------------
Balance September 30, 1995                             19,275,000   $      19,275   $      19,449   $     (76,715)  $     (37,991)

Retired shares                                        (12,323,500)

Shares issued by court order                           38,725,167

Change in par value of common stock to $.000001                           (19,229)         19,229

Sale of common stock                                  178,075,000             178                                             178

Sale of common stock                                   13,950,000              14                                              14

Conversion of loans payable to paid in capital                                             39,013                          39,013

Sale of its common stock                                6,200,000               6                                               6

Contribution to paid in capital                                                               922                             922
                                                    -------------   -------------   -------------   -------------   -------------

Balance September 30, 1996                            243,901,667   $         244   $      78,613  $      (76,715)  $       2,142

Additional shares issued of common stock                6,098,333               6           2,994               -           3,000

1 for 400 share reverse stock split                  (249,375,000)           (249)            249               -               -

Exchange of stock for Imtek Corp. Stock                 4,375,000               4         710,559               -         710,563
Net income for the year                                         -               -               -          58,367          58,367
                                                    -------------   -------------   -------------   -------------   -------------

Balance September 30, 1997                              5,000,000   $           5   $     792,415   $     (18,348)  $     774,072
                                                    =============   =============   =============   =============   =============

See notes to the financial statements.
                                                                               4

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                           STATEMENTS OF CASH FLOWS

                                                                                Year Ended September 30,
                                                                      --------------------------------------------
                                                                          1997            1996           1995
                                                                      ------------    ------------    ------------
Cash Flows From Operating Activities
  Net Income                                                          $     58,367    $          -    $          -
  Adjustments to Reconcile Net Earnings to Net Cash
  Provided (Used) by Operating Activities:
     Depreciation and amortization                                           3,925               -               -
  Changes in Assets and Liabilities
     Increase in accounts receivable                                       (36,210)              -               -
     Increase in inventory                                                (131,950)              -               -
     Increase (Decrease)  in accounts payable                              154,888         (37,991)              -
     Increase in accrued expenses                                           35,411               -               -
     Increase in income taxes payable                                       20,600               -               -
                                                                      ------------    ------------    ------------
  Net cash provided (used) by operating activities                         105,031         (37,991)              -
                                                                      ------------    ------------    ------------
Cash Flows From Investing Activities                                                                             -
     Cash paid for property and equipment                                  (35,740)              -               -
     Cash deposit paid                                                     (40,000)              -               -
                                                                      ------------    ------------    ------------
     Net cash (used) by investing activities                               (75,740)              -               -

Cash Flows From Financing Activities
     Cash paid for intangible asset                                              -          (2,142)              -
     Cash paid for paid in capital                                           2,994             922               -
     Cash received for issuance in common stock                                  6             198               -
     Proceeds from borrowing                                                22,368          39,013               -
     Notes receivable advances                                             (25,541)              -               -
                                                                      ------------    ------------    ------------
     Net cash (used) provided by financing activities                         (173)         37,991               -
                                                                      ------------    ------------    ------------

Increase In Cash                                                            29,118               -               -
Cash - Beginning                                                                 -               -               -
                                                                      ------------    ------------    ------------

Cash - Ending                                                         $     29,118    $          -    $          -
                                                                      ============    ============    ============


See notes to financial statements.

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                           STATEMENTS OF CASH FLOWS
                                   CONTINUED



Non-Cash Transactions
---------------------
During the year ended September 30, 1996, $39,013 of outstanding debt was converted to additional paid in capital.

During the year ended September 30, 1997, $249 was transferred from common stock to additional paid in capital as a result of the 1 for 400 share reverse stock split.

Also the Company issued 4,375,000 shares of stock in exchange for the adjusted assets of Imtek Corporation as follows:

                Inventory              $  353,954
                Accounts Receivable       356,609
                                       ----------
                                       $  710,563
                                       ==========


See notes to the financial statements.

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. NATURE OF BUSINESS

   The Company is in the business of selling and servicing copiers, facsimiles and printers, sales of office supplies, rebuilding and renting high volume copiers and duplicators and commercial printing and copying. The Company conducts business in the Baltimore, Washington, DC, Richmond and Tidewater, Virginia metropolitan areas and grants credit to customers in those regions. The Company changed its name from Spectrum Equities, Inc. to Imtek Office Solutions, Inc. during 1997.

2. CASH AND CASH EQUIVALENTS

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3. INVENTORY

   Inventories consist of copy machines, facsimiles, duplicators and parts and supplies used in the maintenance of office machines and consumable supplies. Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) method.

4. PROPERTY, PLANT AND EQUIPMENT

   The Company provides depreciation for financial statement and income tax purposes over the estimated useful lives of the fixed assets using the straight-line method. Expenditures for maintenance and repairs are charged to income in the period the charge is incurred. Depreciation expense for the year was $1,783.

   The annual rates of depreciation range from 2.5% for buildings, 10.00% for machinery and equipment, and 10% to 33.33% for furniture, fixtures and transportation equipment. These rates correspond to useful lives that range from 40 years for buildings, 10 years for machinery and equipment, and from 3 to 10 years for furniture and transportation equipment.

5. INTANGIBLE ASSETS

   Intangible assets consisted of costs incurred to maintain the corporate charter for 1995 and 1996, a period when the Company did not have operations. The Company recommenced operations in April, 1997 and expensed $2,142 the unamortized portion of these costs.

6. ESTIMATES

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

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES- (continued)
----------------------------------------------------

7. INCOME TAXES

   The Company provides for income taxes based upon income reported for financial reporting purposes. For the year end September 30, 1997 there were no charges to expenses or earnings which differed as to the timing of their reporting for income tax purposes.

8. EARNINGS PER SHARE

   Primary earnings per share of approximately $0.02 are based on the weighted average number of shares outstanding.

   There is no fully diluted earnings per share because there were no convertible debentures, stock options or warrants outstanding during that period.

NOTE B - BUSINESS ACQUISITION
-----------------------------

On April 22, 1997, the Company purchased all of the common stock of Imtek Corporation for 4,375,000 of its common stock in a transaction accounted for as a pooling of interest. Imtek Corporation was a development stage company, which was incorporated on April 1, 1997.

The balance sheet of Imtek Corporation consisted of:

                Assets
                        Inventory                           $  353,954
                        Trade Notes receivable                 356,609
                                                            ----------


                                                            $  710,563
                                                            ==========
NOTE C - NOTES RECEIVABLE
-------------------------

The Company advanced monies to CMS Holdings, Inc. (CMS) an entity controlled by certain of the Company's officers. These funds were advanced in anticipation of performance in connection with a service agreement entered into by the Company and CMS (see footnote G). This note of $20,466 is unsecured, due on demand with interest at an annual rate of 10%, receivable quarterly.

The other notes receivable is unsecured and due on demand with interest at an annual rate of 10%.

NOTE D - ACCOUNTS PAYABLE - RELATED PARTY
-----------------------------------------

The Company used the trade credit facilities of CMS Holdings, Inc. an entity owned by certain of the Companys' officers. The balance payable at September 30, 1997 was $73,063.

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE E - LEASES
---------------

The Company conducts its operations in leased facilities. These facilities are leased on a month to month basis at an aggregate monthly rental of approximately $5,400. Total rent expenses for facilities for the year ended September 30, 1997 was $28,371.

In June 1997, the Company entered into a lease agreement for three high volume Xerox copiers from a related party. These copiers are rented on a month to month basis with a thirty day notification period required to terminate the lease. Monthly lease payments are computed based upon $.01 per copy. Equipment lease expense for the year ended September 30, 1997 was $7,674.

NOTE F - STOCKHOLDERS' EQUITY
-----------------------------

On April 21, 1997 the Company effected a reverse split of its common stock from 250,000,000 shares outstanding to 625,000 shares outstanding.

On April 22, 1997, the Company purchased all of outstanding shares of the common stock of Imtek Corporation in exchange for 4,375,000 shares of its common stock.

NOTE G - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has a servicing agreement with CMS Holdings, Inc. (CMS) an entity controlled by certain of the Company's officers. Under the terms of the agreement, the servicing entity performs certain maintenance, repair, marketing and administrative tasks for the Company. Total service expense for the year to CMS was approximately $977,000. This contract was terminated October 1, 1997.

The Company also engaged in business transactions with Amerilease, a company owned by certain of the Company's officers. The total expense for the year to Amerilease was approximately $107,000.

NOTE H - DEPENDANCE ON MAJOR VENDORS
------------------------------------

The Company purchased copiers, facsimiles and other office equipment primarily from one manufacturer. The cost of the equipment purchased from this manufacturer was approximately $744,000.

NOTE I - SUBSEQUENT EVENTS
--------------------------

In November 1997 the Company's Board of Directors approved the issuance of a private placement memorandum for an offering of up to $7,500,000 in convertible preferred stock. The Company intends to use most of the proceeds to finance acquisitions.

In October 1997, the Company acquired 100% interest in three other corporations in a stock for stock exchange and purchased certain assets of two others.

The Company exchanged 1,000,000 shares of its common stock for all of the outstanding common stock of Thompson Business Products, Inc. (Thompson). Thompson is a financial services company specializing in viatical settlements.

The Company exchanged 465,000 shares of its common stock for all the outstanding common stock of Office Supply Lines Holding, Inc. (OSLHI). OSLHI is a retailer of office supplies.

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

The Company exchanged 1,010,611 shares of its common stock for all the outstanding common stock of Capital Prepress Holdings, Inc. (CPHI). CPHI is a provider of digital imaging services.

 Summary financial data is set forth below:

                                  Thompson     OSLHI       CPHI
                                -----------  ---------  ---------



        Total Assets            $    90,000  $  25,000  $  30,000
        Total Liabilities                 -          -          -
        Equity                  $    90,000  $  25,000  $  20,000

 The Company acquired certain assets of two office equipment retailers, Richmond Business Systems, Inc. (RBS) and Bohanon Business Systems, Inc. (BBS).

 Summary financial data is set forth below:

                                       RBS        BBS
                                   ---------  ---------



        Assets Purchased
          Accounts Receivable      $  17,000  $  17,000
          Inventory                   11,000     12,000
          Furniture & Fixtures         9,500      5,000
                                   ---------  ---------
                                   $  37,500  $  34,000
                                   =========  =========


        Purchase Funded By:
          Cash                     $  37,500  $       -
          Trade Payable Assumed            -     27,000
          Note Payable                     -      7,000
                                   ---------  ---------
                                   $  37,500  $  34,000
                                   =========  =========

In November, 1997 the Company acquired 100% interest in GLS Holdings, Inc.,
(GLS) a provider of copy litigation support services. The Company exchanged 56,250 shares of its common stock for all of the common stock of GLS.

Summary financial data is set forth below:

        Assets                     $  35,000
        Net worth                  $  35,000

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)


In November, 1997 the Company acquired the inventory of Office Supply Line, Inc.
(OSL) for $237,000. The Company paid $75,000 cash, assumed $70,000 in trade payables and issued a note for $92,000 payable in installments of $9,626 including interest at an annual rate of 10%. This note matures August 1998.


During the year the Company paid a deposit of $40,000 towards the purchase of computer software. Subsequent to the financial statement date, the Company has paid an additional amount of approximately $60,000 for computer hardware. The above systems are expected to give the Company greater communication capabilities among its locations.

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Imtek Office Solutions, Inc.

We have audited the accompanying balance sheet of Imtek Office Solutions, Inc. as of September 30, 1997 and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Imtek Office Solutions, Inc. as of September 30, 1996 and 1995 were audited by other auditors whose report on those statements dated October 15, 1996 included an explanatory paragraph that described the financial statements as having been prepared assuming that the Company will continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Imtek Office Solutions, Inc. as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Bridgewater, New Jersey
December 19, 1997

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMTEK OFFICE SOLUTIONS, INC.


January 22, 1998                         By: /s/ EDWIN C. HIRSCH
                                            ------------------------------------
                                                 Edwin C. Hirsch, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                               TITLE                        DATE
---------                               -----                        ----

 /s/ Edwin C. Hirsch       Chairman (Principal Executive
-------------------------  Officer), President and Director    January 22, 1998
     Edwin C. Hirsch

 /s/ Brad C. Thompson      Chief Financial Officer (Principal
-------------------------  Financial Officer) and Director     January 22, 1998
     Brad C. Thompson

 /s/ Michael J. Lowe       Director                            January 22, 1998
-------------------------
     Michael J. Lowe

 /s/ Robert J. Brown       Director                            January 22, 1998
-------------------------
     Robert J. Brown

 /s/ Andrew J. Walter      Director                            January 22, 1998
-------------------------
     Andrew J. Walter

 /s/ Robert W. Hoover      Director                            January 22, 1998
-------------------------
     Robert W. Hoover