Form 10-Q
period 1997-12-31
IMTEK OFFICE SOULTIONS INC
filed 1998-03-04
CIK 840827

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1997

Commission file number:  33-24464-NY

                         IMTEK OFFICE SOLUTIONS, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                                11-2958856
  ---------------------------------------------------------------------------
  (State or other jurisdiction                           (IRS Employer
     of incorporation)                                    Identification No.)

            2111 Van Deman Street, Suite 100, Baltimore, MD  21224
  ---------------------------------------------------------------------------
                   (Address of principal executive offices)

    Registrant's telephone number, including area code    (410) 633-5700
                                                         ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                           -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,538,361 shares as of January 31, 1998.

                                     INDEX
                          IMTEK OFFICE SOLUTIONS, INC.


PART I.   Financial Information

     ITEM 1.   Financial Statements (unaudited)
               Consolidated Balance Sheets - December 31, 1997
                  and September 30, 1996

               Consolidated Statements of Income - Three months
                  ended December 31, 1997 and 1996

               Consolidated Statements of Cash Flows - Three months
                  ended December 31, 1997 and 1996

     ITEM 2.   Management's Discussion and Analysis of Results of
                  Operations and Financial Condition and Liquidity

PART II.  Other Information

     ITEM 5.   Other Information

     ITEM 6.   Exhibits and Reports on Form 8K

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

RESULTS OF OPERATIONS

The Company, as previously discussed, effectively commenced operations during April 1997. Prior to then, the Company, and its predecessor, was a development stage company with no operations. Thus, there is no meaningful comparison to prior quarter and year financial results of operations and financial condition and liquidity.

During the quarter ended December 31, 1997, the Company's first quarter of fiscal year 1998, the Company effectively created two (2) business segments.

The first segment, representing the core computing of the business, is the sale, retail and wholesale, of office products, copier sales and service, the rebuilding and rental of high volume copiers and duplicators, and commercial printing and copying. The Company refers to this segment as "Office Solutions".

The second segment is referred to as "Merchant Banking". This segment consists principally of specialty finance services, including copier and office equipment leasing, accounts receivable financing, and factoring and viatical settlements.

During the first quarter, the Company generated consolidated gross revenue of approximately $6.6 million dollars. Approximately 24.5% of the gross revenue was derived from the Office Solutions segment, while the remaining 75.5% of gross revenue was contributed by the

Merchant Banking segment.

The Company generated an increase in gross revenue of approximately $5,363,000 on a 437% increase, during the quarter ended December 31, 1997, as compared to the previous year, which ended September 30, 1997. Additionally, cost of goods sold increased by 356%, or $3,840,400 over the prior year. Finally, selling and general and administrative expenses increased by $1,043,882, or 846% during the quarter ended December 31, 1997, as compared to the year ended September 30, 1997.

The Company's consolidated gross profit was 25.4% for the first quarter. The Office Solution segment contributed approximately 48% of the Company's gross profit, while the Merchant Banking segment contributed the remaining 52% of the Company's gross profit.

Within the Office Solutions segment, the office equipment servicing and sales division, including rentals, contributed a gross margin of approximately 40.2% on gross revenue of $947,400. The litigation support division contributed gross profit of approximately $344,000, or 67.1%, on the division's gross revenue of approximately $515,300.

The Prepress Printing division contributed gross revenue of $150,900, with a gross profit margin of 49.3%.

Selling and general expense, on a consolidated basis, was approximately $1,167,000 for the first quarter. The Office Solutions segment accounted for approximately 86.5% of these costs.

The Merchant Banking segment was responsible for the remaining 13.5% of salary and general expenses.

During the quarter, management elected to invest additional resources into two operating centers within two divisions of the Office Solution segment. These additional resources, such as additional personnel and equipment, were provided to expand one operating center within the litigation support division and one operating center within the office equipment division. Management believes that these additional applied resources will better position the operating centers for increased revenue and profit in subsequent quarters. However, the investment during the quarter significantly impacted the operating performance of the operations and contributed to the Office Solution segment operating loss of approximately $217,000. Management continues to monitor the operating centers and presently does not anticipate the need for additional resources. Management anticipates that these centers may experience an increase in selling and advertising expense in future quarters.

During the quarter, as in previous periods, the Company's officers and management elected not to receive remuneration except for one member who received compensation of approximately $17,000. Effective with the Company's second quarter, beginning on January 1, 1998, the Company's officers and management will begin receiving remuneration. The average quarterly cost is expected to approximate $150,000 per quarter, before taking account of any bonus plans. Also, during the quarter, the Company did not incur significant corporate/headquarter expenses. The Company was able to utilize resources provided to it from another entity owned by certain of the Company's officers at minimal or no cost.

Corporate, or headquarters expenses, such as rent, facilities expense, and other such common expenses, are anticipated to commence during the second quarter, as the Company continues to expand. Management anticipates these expenses to be below industry average.

Income from operations, before federal and state income tax, was $504,000, or 7.65%, of gross revenue. The Office Solutions segment provided pretax operating loss of approximately $217,000, or 3.3%, of gross revenue. The Merchant Banking segment provided approximately $720,250 of pretax profit, or approximately 11% of gross revenue.

During the quarter, on a consolidated basis, the Company provided an income tax provision of $210,000. Thus, the Company's effective tax rate was 31.9% for the quarter. Because of the tax impact of special transactions and depending upon the Company's consolidated net income or loss level, this rate may vary dramatically.

ACQUISITIONS

During the quarter the Company, in compliance with its expansion and growth plans, acquired a total of 7 entities. Of the 7 acquisitions, 3 were accounted for under the purchase method of accounting, consisting principally of stock for stock exchange and only nominal (approximately $145,000) asset and liability acquisition. Specifically, the Company acquired cash of approximately $90,000 and accounts receivable of approximately $55,000.

In addition to the three stock for stock acquisitions, the Company acquired 4 other entities during the first quarter.

These four acquisitions were accounted for under the purchase method of accounting, in which the Company acquired total assets of approximately $2 million dollars. Specifically, the Company recognized approximately $1,283,000 in restricted cash, $84,000 in accounts receivable, $206,500 in inventory, $109,000 in prepaid assets, $194,500 in property, plant and equipment, and goodwill of $220,600.

SECURITIES OFFERING

On January 10, 1998, the Company issued a Private Offering Memorandum, (POM) wherein the Company is attempting to privately sell a maximum of 75,000 shares of Series A Convertible Preferred Stock. As of February 21, 1998, no shares sales have been consummated.

FINANCIAL CONDITION AND LIQUIDITY

The Company's operating activities produced positive cash flow of $233,244 during the quarter. On a consolidated basis, the Company used approximately $25,450 in cash for operations. Investing activities consumed an additional $386,200 of cash, while the Company's financing activities produced positive cash flow of $644,900.

During the quarter, total assets, on a consolidated basis, increased from $1,007,339 to $5,327,816, an increase of $4,320,477, or approximately 429%.
This increase is principally in response to commencement of operations, such that the revenue increase of 437% corresponds to increases in inventory and accounts receivable. A significant component of the total asset increase relates to the Merchant Banking segment. Specifically, within this expanding segment, the Company recognized a $313,000 increase in prepaid assets, which relates to advances of funds for the payment of sales commissions to certain agents, principally financial planners, who identify potential customers for the Company's viatical settlement business. Additionally, the viatical settlement component of the business generated a restricted cash balance of $2,353,649. This restricted cash is received in advance of settlements from third party purchasers. The cash is placed in an escrow account and is released upon settlement of the viatical process.

Accounts receivable, on a consolidated basis, increased by $460,338, or 117% during the quarter. This increase is principally in response to the Company's sales volume increases and overall expansion of business operations, and to a lesser extent, the increase in accounts receivable due to acquisition.

Consistent with an increase in sales, along with purchases from acquisitions, inventory increased by $266,664, or 54.9%. During the quarter the Company in effect decreased its inventory - inventories did not increase in proportion to revenue volume increases.

Also during the quarter, the Company expended approximately $301,600 for property, plant and equipment. With the commencement of significant operations, the Company expended approximately $200,000, $40,000 of which had previously been on deposit by the Company, for the acquisition of computer hardware and software. The Company anticipates approximately $125,000 of additional computer costs, which will principally be incurred during the second quarter. The remaining $100,000 of purchases in the first quarter relate principally to office furniture and fixtures, as operating units are established and adequately staffed.

Accounts payable and other current liabilities increased during the quarter by $1,343,200, or 576%. Approximately $202,000, or 15%, of the increase is in direct response to the Company's acquisition of debt obligations associated with its acquisition during the quarter. Furthermore, the Company has accrued $230,600 for taxes payable. Other increases in current liabilities are in line with the sales volume increases.

                          PART II - OTHER INFORMATION

ITEM 5.  Other Information

          A.   Private Placement Offering Memorandum

          Effective January 10, 1998, the Company issued a private placement memorandum offering 75,000 shares of Series A Convertible Preferred Stock on a best efforts, 5,000 share minimum, 75,000 share maximum basis at a price of $100.00 (one-hundred dollars) per share. The shares carry an annual dividend rate of 9.0%. The dividends will accrue daily and are payable annually beginning October 1, 2001. The shares may be converted into shares of Company Common Stock beginning 91 days following the issue date of the shares, on a sliding scale, as more fully detailed within the memorandum. The shares will be non-voting. The Company may, however, redeem the shares beginning 91 days after the issue date. The redemption price is $100 (one-hundred dollars) per share. In the event the Company notified a shareholder of an intended redemption, the shareholder would have 30 days in which to exercise their right to convert to Common Stock. The Company intends to use the proceeds, if any, primarily for acquisitions, and to a lesser extent, to meet short-term working capital requirements.

ITEM 6.   Exhibits and Reports on Form 8-K

          A. Change in Registrant's Certifying Accountant dated as of October 24, 1997.

          On October 24, 1997, the Company filed a report on Form 8-K announcing the change in certifying accountants.

          B.   Exhibits.

          The following is filed as an exhibit to this Form 10-Q:

               Exhibit 3.0 - Certificate of Designation of Series A Convertible Preferred Stock.

               Exhibit 3.1 - Certificate of Amendment to Certificate of Incorporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IMTEK OFFICE SOLUTIONS, INC.


March 2, 1998                       By:      /s/ EDWIN C. HIRSCH
                                        -------------------------------------
                                           Edwin C. Hirsch, President
                                           (Principal Accounting Officer)


March 2, 1998                       By:      /s/ BRAD THOMPSON
                                        --------------------------------------
                                         Brad Thompson, Chief Financial
                                         Officer (Principal Financial Officer)

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                          CONSOLIDATED BALANCE SHEETS
================================================================================


                                     ASSETS
                                     ------

                                             December 31,   September 30,
                                                 1997            1997
                                             -------------  --------------
                                              (unaudited)     (audited)
CURRENT ASSETS
  Cash                                         $  262,362      $   29,118
  Accounts receivable (less allowance for
     doubtful accounts of $4,000)                 853,400         393,062
  Inventory                                       752,325         485,661
  Notes receivable - related parties               23,975          20,466
  Notes receivable - other                          5,075           5,075
  Deposit on equipment                                 -           40,000
  Prepaid expenses                                  3,479              -
  Prepaid commissions                             312,928              -
                                               ----------      ----------

       Total current assets                     2,213,544         973,382

PROPERTY AND EQUIPMENT - at cost                  337,300          35,740

  Less:  accumulated depreciation                  10,215           1,783
                                               ----------      ----------

                                                  327,085          33,957

RESTRICTED CASH                                 2,353,649              -

INTANGIBLE ASSETS - net                           308,894           2,142

DEPOSITS AND OTHER ASSETS                         124,644              -
                                               ----------      ----------

                                               $5,327,816      $1,007,339
                                               ==========      ==========

================================================================================

                See consolidated notes to financial statements.

================================================================================


                                  LIABILITIES
                                  -----------

                                                  December 31,   September 30,
                                                      1997            1997
                                                  -------------  --------------
                                                   (unaudited)     (audited)
CURRENT LIABILITIES
  Notes payable                                     $   50,000      $       -
  Current maturities of long-term debt                 152,271              -
  Accounts payable - trade                             599,133          81,825
  Accounts payable - related party                          -           73,063
  Accrued expenses                                      74,269          35,411
  Advances                                             464,781              -
  Income taxes payable                                 230,600          20,600
  Notes payable - related party                          5,397          22,368
                                                    ----------      ----------

       Total current liabilities                     1,576,451         233,267

CUSTOMER ESCROW ACCOUNTS                             2,353,649              -

LONG-TERM DEBT                                         329,584              -

STOCKHOLDERS' EQUITY
  Common stock - par value $.000001,
     250,000,000 shares authorized,
     7,538,361 (5,000,000 at September 30, 1997)
     shares issued and outstanding                           7               5
  Paid-in capital                                      792,415         792,415
  Retained earnings (deficit)                          275,710         (18,348)
                                                    ----------      ----------

                                                     1,068,132         774,072
                                                    ----------      ----------

                                                    $5,327,816      $1,007,339
                                                    ==========      ==========

================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                       CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                              Quarter Ended
                                       ----------------------------
                                       December 31,   December 31,
                                           1997           1996
                                       -------------  -------------
                                        (unaudited)     (audited)
REVENUES
  Office Solutions                       $1,613,637     $       -
  Merchant Banking                        4,976,894             -
                                         ----------     ----------

                                          6,590,531             -

COST OF REVENUES
  Office Solutions                          812,520             -
  Merchant Banking                        4,106,644             -
                                         ----------     ----------

                                          4,919,164             -
                                         ----------     ----------

GROSS PROFIT                              1,671,367             -

SELLING AND GENERAL EXPENSE               1,167,309             -
                                         ----------     ----------

INCOME BEFORE INCOME TAXES                  504,058             -

INCOME TAXES                                210,000             -
                                         ----------     ----------

NET INCOME                               $  294,058     $       -
                                         ==========     ==========



NET INCOME PER SHARE

  Primary                                $     0.01     $       -
                                         ==========     ==========
  Fully Diluted                          $     0.01     $       -
                                         ==========     ==========
Weighted Average Shares Outstanding       6,269,131             -
                                         ==========     ==========

================================================================================

                See notes to consolidated financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Period From September 30 to December 31, 1997
================================================================================

                            Common Stock          Retained            Total
                         ------------------  Paid-in   Earnings   Shareholders'
                           Shares    Amount  Capital   (Deficit)     Equity
                         ----------  ------  --------  ---------  -------------
BALANCE -
   September 30, 1997    $5,000,000  $    5  $792,415  $(18,348)     $  774,072


Exchange of stock
   for acquisitions       2,538,361       2        -         -                2


Net income for
   the period                    -       -         -    294,058         294,058
                         ----------  ------  --------  --------      ----------


BALANCE -
   December 31, 1997     $7,538,361  $    7  $792,415  $275,710      $1,068,132
                         ==========  ======  ========  ========      ==========

                See notes to consolidated financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                 Quarter Ended     Year Ended
                                                  December 31,   September 30,
                                                      1997            1997
                                                 --------------  --------------
                                                  (unaudited)      (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $ 294,058       $  58,367
  Adjustments to reconcile net earnings to
    net cash provided (used) by operating
     activities:
       Depreciation and amortization                     8,432           3,925
  Changes in assets and liabilities
       Increase in accounts receivable                (460,338)        (26,210)
       Increase in inventory                          (266,664)       (131,950)
       Increase in prepaid expenses                   (316,407)             -
       Increase (Decrease) in accounts payable         444,245         154,888
       Increase in accrued expenses                     61,225          35,411
       Increase in income taxes payable                210,000          20,600
                                                     ---------       ---------

       NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                         (25,449)        105,031

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for property and equipment                (301,560)        (25,740)
  Cash deposits and other assets                       (84,644)        (40,000)
                                                     ---------       ---------

       NET CASH USED BY
          INVESTING ACTIVITIES                        (386,204)         75,740

CASH FLOWS FROM FINANCING ACTIVITIES
  Intangible asset                                    (308,894)             -
  Paid-in capital                                           -            2,994
  Cash received for issuance in common stock                 2               6
  Proceeds from borrowing and advances                 957,298          22,368
  Notes receivable advances                             (3,509)        (25,541)
                                                     ---------       ---------

       NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                         644,897            (173)

INCREASE IN CASH                                       233,244          29,118

CASH - Beginning                                        29,118              -
                                                     ---------       ---------

CASH - Ending                                        $ 262,362       $  29,118
                                                     =========       =========

================================================================================

                See notes to consolidated financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                 Quarter Ended   Quarter Ended
                                                  December 31,    December 31,
                                                      1997            1996
                                                 --------------  --------------
                                                  (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $ 294,058         $    -
  Adjustments to reconcile net earnings to
    net cash provided (used) by operating
     activities:
       Depreciation and amortization                     8,432              -
  Changes in assets and liabilities
       Increase in accounts receivable                (460,338)             -
       Increase in inventory                          (266,664)             -
       Increase in prepaid expenses                   (316,407)             -
       Increase (Decrease) in accounts payable         444,245              -
       Increase in accrued expenses                     61,225              -
       Increase in income taxes payable                210,000              -
                                                     ---------         -------

       NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                         (25,449)             -

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for property and equipment                (301,560)             -
  Cash deposits and other assets                       (84,644)             -
                                                     ---------         -------

       NET CASH USED BY
          INVESTING ACTIVITIES                        (386,204)             -

CASH FLOWS FROM FINANCING ACTIVITIES
  Intangible asset                                    (308,894)         (2,453)
  Paid-in capital                                           -            3,000
  Cash received for issuance in common stock                 2              -
  Proceeds from borrowing and advances                 957,298              -
  Notes receivable advances                             (3,509)             -
                                                     ---------         -------

       NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                         644,897             547

INCREASE IN CASH                                       233,244             547

CASH - Beginning                                        29,118              -
                                                     ---------         -------

CASH - Ending                                        $ 262,362         $    -
                                                     =========         =======

================================================================================

                See notes to consolidated financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Nature of business

   The Company is a regional supplier of equipment products and services used by offices to manage information and documents. The Company also provides a variety of specialty finance and merchant banking services. The Company conducts business in the Baltimore, Washington, DC, Richmond and Tidewater, Virginia metropolitan areas and grants credit to customers in those regions. The Company changed its name from Spectrum Equities, Inc. to Imtek Office Solutions, Inc. in April 1997.

2. Principles of consolidation and basis of presentation

   The accompanying consolidated financial statements as of December 31, 1997, reflects the accounts of Imtek Funding, Inc. and Imtek Services, Inc., both wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

   The accompanying consolidated balance sheet as of December 31, 1997, consolidated statements of earnings for the three months ended December 31, 1997, the consolidated statement of shareholders' equity for the three months ended December 31, 1997, and the consolidated statement of cash flows for the three months ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected in the accompanying consolidated financial statements. The result of operations for interim periods presented herein are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. Cash and cash equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
================================================================================


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued
---------------------------------------------------

4. Inventory

   Inventories consist principally of copy machines, facsimiles, duplicators and parts and supplies used in the maintenance of office machines and consumable supplies. Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) method.

5. Property, plant and equipment

   The Company provides depreciation for financial statement and income tax purposes over the estimated useful lives of the fixed assets using the straight-line method. Expenditures for maintenance and repairs are charged to income in the period the charge is incurred. Depreciation expense for the year was $8,432.

   The annual rates of depreciation range from 2.5% for buildings, 10.00% for machinery and equipment, and 10% to 33.33% for furniture, fixtures and transportation equipment. These rates correspond to useful lives that range from 40 years for buildings, 10 years for machinery and equipment, and from 3 to 10 years for furniture and transportation equipment.

6. Intangible assets

   Intangible assets consisted principally of organizational costs of $24,700, goodwill acquired from the purchase of a merchant banking operation of $227,000, and covenants not to compete of $30,000. These costs are being amortized over sixty months.

7. Estimates

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


================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                         (FORMERLY SPECTRUM SECURITIES)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
================================================================================


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued
---------------------------------------------------

8. Income taxes

   The Company provides for income taxes based upon income reported for financial reporting purposes. For the year ended September 30, 1997 and the quarter ended December 31, 1997, there were no charges to expenses or earnings which differed as to the timing of their reporting for income tax purposes.

9. Earnings per share

   Primary earnings per share of approximately $0.01 are based on the weighted average number of shares outstanding.

   There is no fully diluted earnings per share because there were no convertible debentures, stock options or warrants outstanding during the period.


NOTE B - BUSINESS ACQUISITION
-----------------------------

During the three months ended December 31, 1997, the Company acquired the assets of seven unrelated businesses. These acquisitions were accounted for as purchases with consideration totaling approximately $628,000. The results of the acquired entities are included in the accompanying consolidated statement of earnings since the effective date of each acquisition.


NOTE C - NOTES RECEIVABLE
-------------------------

The Company advanced monies to CMS Holdings, Inc. (CMS), an entity controlled by certain of the Company's officers. This note of $23,975 is unsecured, due on demand with interest at an annual rate of 10%, receivable quarterly.

The other notes receivable is unsecured and due on demand with interest at an annual rate of 10%.


================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                         (FORMERLY SPECTRUM SECURITIES)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
================================================================================


NOTE D - RESTRICTED CASH
------------------------

The Company's merchant banking subsidiary prefunds certain purchases with monies received from third party purchasers. These funds are collected in an escrow account and released upon settlement of the transactions.


NOTE E - ADVANCES AND PREPAID COMMISSIONS
-----------------------------------------

The Company's merchant banking subsidiary is entitled to an advance of certain funds to assist in paying commission to certain agents, (predominantly financial planners). Commissions are expensed upon settlement of transactions.


NOTE F - NOTE PAYABLE
---------------------

The Company assumed a line of credit faculty in the amount of $50,000 in one of its acquisitions. This faculty bears interest at prime plus one percent, is unsecured, and payable on demand.


NOTE G - LONG-TERM DEBT
-----------------------

Long-term debt consists of:

  Note payable to bank                             $ 35,536
  Note payable to affiliate                         250,549
  Notes payable to owners of acquired companies     122,770
  Other                                              73,000
                                                   --------

                                                    481,855

  Less:  current maturities                         152,271
                                                   --------

                                                   $329,584
                                                   ========


================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                         (FORMERLY SPECTRUM SECURITIES)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
================================================================================


NOTE G - LONG-TERM DEBT - Continued
-----------------------------------

The note payable to bank is due in monthly installments of approximately $900 including interest at 7-1/2% per annum. This note is secured by certain inventory and other assets totaling approximately $150,000.

The note payable to affiliate is with a lending institution owned by certain of the Company's officers. This note is secured by specific accounts receivable, and bears interest at 15% per annum, payable quarterly, with a balloon principal repayment due November 2001.

The notes payable to former owners bear interest at 7% and are payable throughout 1998. These notes are unsecured.

Other notes payable were assumed by the Company in one of its acquisitions. These notes are unsecured and are payable in monthly installments of approximately $2,000 including interest at 11%. These notes mature January 2001.

Approximate aggregate maturities of long-term debt for the four years ending September 30 are as follows:

  1998                                                 $152,270
  1999                                                   32,200
  2000                                                   35,000
  2001                                                  262,384


NOTE H - RECONCILIATION OF SEGMENT INFORMATION
----------------------------------------------
          TO CONSOLIDATED AMOUNTS
          -----------------------

Information for reportable segments relating to the Company consolidated totals as follows:

                                             Segments
                                      -----------------------
                                        Office      Merchant   Consolidated
                                       Solutions    Banking       Totals
                                      -----------  ----------  ------------

  Revenues                            $1,613,637   $4,976,894    $6,590,531
  Cost of revenues                       812,520    4,106,644     4,919,164
  Gross profit                           801,117      870,250     1,671,367
  Segment profit (loss) before tax      (216,192)     720,250       504,058
  Segment assets                       1,622,289    3,705,527     5,327,816
================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                         (FORMERLY SPECTRUM SECURITIES)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
================================================================================


NOTE I - PREFERRED STOCK OFFERING
---------------------------------

In November 1997, the Company's Board of Directors approved the issuance of a private placement memorandum for an offering of up to $7,500,000 of convertible preferred stock, which the company intends to use to funds acquisitions.


================================================================================