Form 10-Q
period 1998-03-31
IMTEK OFFICE SOULTIONS INC
filed 1998-05-22
CIK 840827

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

Commission file number:  33-24464-NY

                         IMTEK OFFICE SOLUTIONS, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                         Tax ID #11-2958856
----------------------------                            --------------------
(State or other jurisdiction                            (IRS Employer
 of incorporation)                                       Identification No.)


             2111 Van Deman Street, Suite 100, Baltimore, MD 21224
             -----------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code     (410) 633-5700
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
--------------------------------------------------------------------------------
Yes  X   No
    ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X  No
    ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as the latest practicable date: 7,538,361 shares as of May 8, 1998.

                                     INDEX
                          IMTEK OFFICE SOLUTIONS, INC.

PART I.      Financial Information

     Item 1. Financial Statements (unaudited)
             Consolidated Balance Sheets - March 31, 1998 and September 30, 1997

             Consolidated Statements of Income - Three months and six months ended March 31, 1998 and 1997

             Consolidated Statements of Cash Flows - Six months ended March 31, 1998 and 1997

             Consolidated Statements of Shareholders Equity for the six months ended March 31, 1998

             Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

PART II.     Other Information

             Item 1. Legal Proceedings

             Item 5. Other Information

             Item 6. Exhibits and Reports on Form 8K

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                    ASSETS
                                    ------

                                           March 31, 1998   September 30,1997
                                           ---------------  ------------------
                                             (unaudited)        (audited)
CURRENT ASSETS
     Cash                                      $  444,460          $   29,118
     Accounts Receivable (less allowance
     for doubtful accounts of $4,000)           1,828,180             393,062
     Inventory                                    722,425             485,661
     Notes receivable - related parties            35,420              20,466
     Notes receivable - other                       5,075               5,075
     Deposit on equipment                             -0-              40,000
     Prepaid expenses                              41,008                 -0-
     Prepaid commissions                          344,017                 -0-
                                               ----------          ----------

     Total current assets                       3,420,585             973,382

 PROPERTY AND EQUIPMENT - at cost               1,657,748              35,740

     Less: accumulated depreciation                49,269               1,783
                                               ----------          ----------

                                                1,608,479              33,957

 RESTRICTED CASH                                2,600,020                 -0-

 INTANGIBLE ASSETS - net                          260,288               2,142

 DEPOSITS AND OTHER ASSETS                         30,344                 -0-
                                               ----------          ----------

                                               $7,919,716          $1,007,339
                                               ==========          ==========

================================================================================

                 See notes to consolidated financial statements

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  LIABILITIES
                                  -----------

                                             March 31, 1998   September 30, 1997
                                             ---------------  ------------------
                                               (unaudited)         (audited)
CURRENT LIABILITIES
     Notes Payable                               $   50,000                  -0-
     Current maturities of long-term debt            58,980                  -0-
     Accounts payable - trade                       466,526               81,825
     Accounts payable - related party                71,098               73,063
     Accrued expenses                               565,883               35,411
     Advances                                       554,729                  -0-
     Income taxes payable                           473,450               20,600
     Notes payable - related party                      -0-               22,368
                                                 ----------           ----------

     Total current liabilities                    2,240,666              233,267

CUSTOMER ESCROW ACCOUNTS                          2,599,042                  -0-

LONG -TERM DEBT                                   1,611,193                  -0-

DEFERRED REVENUES                                    51,212                  -0-

STOCKHOLDERS' EQUITY

     Common Stock -par value
     $.000001, 250,000,000 shares
     authorized, 7,537,361 (5,000,000 at
     September 30, 1997) shares                         -0-
     issued and outstanding                               7                    5
     Paid-in capital                                792,415              792,415
     Retained earnings (deficit)                    625,181              (18,348)
                                                 ----------

     Total Shareholders' Equity                   1,417,603              774,072
                                                 ----------           ----------

                                                 $7,919,716           $1,007,339
                                                 ==========           ==========

================================================================================

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                       CONSOLIDATED STATEMENTS OF INCOME
_____________________________________________________________________________

                             Quarter Ended            Six Months Ended
                             -------------            ----------------

                         March 31,    March 31,    March 31,     March 31,
                           1998         1997          1998         1997
                        -----------  -----------  ------------  -----------
                        (unaudited)  (unaudited)  (unaudited)   (unaudited)

REVENUES

Office Solutions        $2,026,529   $      ---   $ 3,640,166   $      ---

Merchant Banking         7,912,213          ---    12,889,107          ---
                        ----------                -----------

                         9,938,742          ---    16,529,273           --

COST OF REVENUES

Office Solutions           993,003          ---     1,805,523          ---

Merchant Banking         6,844,162          ---    10,950,806           --
                        ----------                -----------

                         7,837,165          ---    12,756,329

GROSS PROFIT             2,101,577          ---     3,772,944          ---

SELLING AND GENERAL
EXPENSE                  1,488,182          ---     2,655,491          ---

INTEREST                    21,073          ---        21,073          ---
                        ----------                -----------

INCOME BEFORE
INCOME TAXES               592,321          ---     1,096,379          ---

INCOME TAXES               242,850          ---       452,850          ---
                        ----------                -----------

NET INCOME              $  349,471   $      ---   $   643,529   $      ---
---------------

NET INCOME PER SHARE

 Primary                $.05                      $.09

 Fully Diluted          $.05                      $.09

Weighted Average
Shares Outstanding       7,538,361                  6,903,746

================================================================================

                See notes to consolidated financial statements.

                         IMTEK OFFICE SOLUTIONS, INC.
                      (FORMERLY SPECTRUM EQUITIES, INC.)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
              For the Period From September 30 to March 31, 1998
================================================================================


                            Common Stock                     Retained  Total
                       --------------------     Paid-in      Earnings  Shareholders'
                         Shares     Amount      Capital     (Deficit)  Equity
                       ----------  --------  -------------  ---------  ------------
Balance-
 September 30, 1997     5,000,000        $5       $792,415  $(18,348)  $  774,072

Exchange of stock
 for acquisitions      2,538,3612         2           ----      ----            2



Net income for
  the period                 ----      ----           ----   643,529      643,529
                       ----------  --------  -------------  ---------  ----------
Balance-
 March 31, 1998         7,538,361        $7       $792,415  $625,181   $1,417,603
                       ==========  ========  =============  ========   ==========

================================================================================

                    See notes to consolidated financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                For the Six months ended
                                                         March 31

                                                    1998         1997
                                                 (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $   643,529   $   --
  Adjustments to reconcile net earning to
     net cash provided (used) by operating
     activities:
       Depreciation and amortization                  47,486       --
  Changes in assets and liabilities
       Increase in accounts receivable            (1,435,118)      --
       Increase in inventory                        (236,764)      --
       Increase in prepaid expenses                 (385,025)      --
       Increase in accounts payable                  388,718       --
       Increase in accrued expenses                  530,472       --
       Increase in income taxes payable              452,850       --
       Increase in deferred revenue                   51,212       --
                                                 -----------   ------

     NET CASH PROVIDED BY
          OPERATING ACTIVITIES                        57,360       --

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for property and equipment            (1,622,008)      --
  Cash deposits and other assets                       9,656       --
                                                 -----------

     NET CASH USED BY
          INVESTING ACTIVITIES                    (1,612,352)      --

CASH FLOWS FROM FINANCING ACTIVITIES
  Intangible asset                                  (258,146)   (3000)
  Paid-in capital
  Cash received for issuance in common stock               2     3000
  Proceeds from borrowing and advances             2,661,938       --
  Payments on borrowing                             (418,506)      --
  Notes receivable advances                          (14,954)      --
                                                 -----------   ------
     NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     1,970,334       --

INCREASE IN CASH                                     415,342       --

CASH -Beginning                                       29,118       --
                                                 -----------
CASH -Ending                                     $   444,460   $  --
                                                 ===========   =====
Cash paid for interest                           $    21,073   $  --

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS
================================================================================

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows:

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

Principles of consolidation and basis of presentation

     The accompanying consolidated financial statements as of March 31, 1998, reflects the accounts of Imtek Corp. and Imtek Services, Inc., both wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

     The accompanying consolidated balance sheet as of March 31, 1998, consolidated statements of earnings from the quarter and six months ended March 31, 1998 and 1997, the consolidated statement of shareholders' equity for the six months ended March 31, 1998, and the consolidated statement of cash flows for the six months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected in the accompanying consolidated financial statements. The result of operations for interim periods presented herein are not necessarily indicative of the results which may be expected for the entire fiscal year.

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS
================================================================================
Earnings per Share

     Primary earnings per share of approximately $0.05 for the quarter ended March 31, 1998 ($0.04 for the quarter ended December 31, 1997) are based upon the weighted average number of shares outstanding.

     Fully diluted earnings per share do not differ from primary earnings per share for the period ended March 31, 1998 because there were no convertible debentures, stock options or warrants outstanding during the period.


 NOTE B - RESTRICTED CASH AND CUSTOMER ESCROW ACCOUNTS

     The company's merchant banking subsidiary attempts to prefund certain asset purchases with funds received from third party purchasers. These funds are collected in an escrow account and released to the company upon the settlement of these transactions.


 NOTE C - ADVANCES AND PREPAID COMMISSIONS

     The company's merchant banking subsidiary has the right, under the terms of its agreements with third party purchasers with which it transacts business, to receive an advance of certain of these funds to assist in paying commissions to certain of the company's agents. Commissions are expensed upon the settlement of the transactions.


NOTE D - LONG-TERM DEBT

     Long term debt consist of :

     Note payable to bank                                  $   34,669
     Notes payable to former owners of acquired
       entities                                                21,260
     Notes payable to affiliate                               320,825
     Capital leases payable - affiliate                     1,222,659
     Other                                                     70,760
                                                           ----------
                                                            1,670,173
     Less: current maturities                                  58,980
                                                           ----------
                                                           $1,611,193
                                                           ==========

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS
================================================================================


The note payable bank is due in monthly installments of approximately $900 including interest at a rate of 7-1/2 % per annum and secured by certain inventory and other assets.

The notes payable to former owners of acquired entities bear interest at 7% and are payable throughout 1998. These notes are unsecured.

The notes payable to affiliate is with a lending institution owned by certain of the Company's offices. These notes are secured by certain inventory and accounts receivable bear interest at 15% per annum, payable quarterly with a balloon repayment due November 2001.

Other notes payable were assumed by the Company in one of its acquisitions. These notes are unsecured and are payable in monthly installments of approximately $2,000 including interest at 11%. These notes mature January 2001.

Approximate aggregate maturities of long-term debt (excluding capital lease obligations) for the four years ending September 30, are as following:

                                    $ 36,655
                                    $ 32,200
                                    $ 35,000
                                    $343,659

NOTE E - CAPITALIZED LEASES

The Company leases certain equipment, which has been accounted for as a capitalized lease. The related assets and obligations have been recorded using a discount rate of 9%. The leases, which are non-cancelable, expire at various dates through 2004.

The following is a schedule of leased property under capital leases of March 31, 1998:

              Equipment                                $ 1,240,659
              Accumulated depreciation                 $    29,539
                                                       -----------
                                                       $ 1,211,120

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 1998 for the years ending September 30:

                                        $  317,757
                                            85,258
                                           174,781
                                           216,377
                                           248,494
           Thereafter                      509,156
                                        ----------

   Total minimum lease payments          1,598,823

   Less amount representing interest       376,164
                                        ----------

   Present value of net minimum
     lease payments                     $1,222,659
                                        ==========

   Current portion                          22,326
   Non current portion                   1,200,333
                                        ----------
                                        $1,222,659
                                        ==========

                          IMTEK OFFICE SOLUTIONS, INC.
                       (FORMERLY SPECTRUM EQUITIES, INC.)
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS
================================================================================

NOTE F- RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS
---------------------------------------------------------------------

Condensed information for reportable segments relating to the Company's consolidated totals for the six months ended March 31, 1998 are as follows:


                                     SEGMENTS

                        Office Solutions         Merchant Banking
 Consolidated Totals

Revenues                $3,640,166    $12,889,107    $16,529,273
Cost of Revenue          1,805,523     10,950,806     12,756,329

Before tax                (214,412)     1,310,791      1,096,379
Segment assets           2,842,249      5,077,467      7,919,716



NOTE G - PREFERRED STOCK OFFERING

In November, 1997, the Company's Board of Directors approved the issuance of a private placement memorandum for an offering of up to $7,500,000 of convertible preferred stock. The Company intends to use the proceeds of their offering to fund acquisitions. See Part II- Other Information

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

Results of Operations

The Company, as has been previously reported, effectively commenced operations during April 1997. Prior to then, the Company, and its predecessor, was a development stage company with no operations. Thus, there is no meaningful comparison to prior year financial results of operations and financial condition and liquidity. Additionally, as previously reported, the Company has effectively created two (2) business segments.

The first segment, representing the core business component, is the sale at retail and wholesale, of office products, copier sales and service, the rebuilding and rental of high volume copiers and duplicators, and commercial printing and copying. The Company refers to this segment as "Office Solutions".

The second segment is referred to as "Merchant Banking". This segment consists principally of specialty finance services, including copier and office equipment leasing, accounts receivable financing, and factoring and more significantly, viatical settlements.

During the first six months, the Company generated consolidated revenue of $16,529,000 with a consolidated gross profit of 3,773,000, or 22.8% gross margin. Selling, administrative and general expense for the first six months amounted to $2,668,000, or 16.1% of gross revenue. Thus, for the first six months, the Company produced income from operations in the amount of $1,104,000 or approximately 6.7% of gross revenue.

The second quarter, ended as of March 31, 1998, resulted in consolidated gross revenue of $9,938,700, which was an increase of $3,348,200 or 50.8% over the prior quarter. Moreover, the Company generated a gross profit of $2,101,600 or 21.1% of gross revenue. During the quarter, the Company's selling, general and administrative expense amounted to $1,508,200 or 15.2% of gross revenue. Thus, the Company's income from operations, before taxes, was $592,300, or 5.95% of gross revenue.

During the quarter, on a consolidated basis, the Company provided an income tax provision of $242,850 thus, the Company's effective tax rate was 41%, as compared to 32% in the previous quarter. The increase is primarily related to the effective loss limitations within the office solutions segment. Because of the tax impact of special transactions and depending upon the Company's consolidated net income or loss level, this rate may vary dramatically.

Office Solutions Segment

The Office Solutions segment produced 20.4% of the Company's consolidated gross revenue during the second quarter, as compared to 24.5% in the previous quarter. The segments' gross revenue for the quarter increased to $2,026,500 from $1,613,600 for a 25.6% increase over the prior quarter. This increase was derived from two factors.

During the quarter the Company acquired an additional business unit, which contributed in excess of $200,000 of revenue. Additionally, the prepress printing division experienced a sales volume increase of approximately $100,000 or approximately a 68% increase over the prior quarter. The litigation support division, due principally to the completion of a non-recurring large contract, experienced a net increase of approximately $23,400, or 4.6% over the prior quarter. Finally, the office equipment sales and services division, net of the acquisition, produced an approximately increase in gross revenue of 8.9% or approximately $77,000.

The segment's gross profit for the quarter increased by $232,400 over the prior quarter. In addition to the dollar increase, the segment improved its operating margin to 51% from 49% in the previous quarter. The litigation support division, with increased volume and improved operating efficiencies, was the significant contributor to this increase, raising its gross margin to 74% from 67% in the previous quarter.

Additionally, the prepress division contributed a quarter gross margin of 63% as compared to 49% in the prior quarter. In the previous quarter additional resources were applied to this division to expand operating capacities and improve productivity. These activities have begun to yield results.

Selling, general and administrative expense for the quarter increased by an insignificant $29,200 or 2.9% over the prior quarter. This increase over the prior quarter includes the expenses of the acquired business unit in the amount of $79,600. Thus, in effect, the segment effectively reduced its operating expenses by $140,500 or 14%, as compared to the prior quarter. As acquired business units are integrated into the Company's operating systems, with its centralized management and support services, operating costs and procedures become more effective, with the anticipated product being lower costs. Within the near future, without taking account of additional acquisitions, management anticipates that operating cost will stabilize.

As a result of increases in revenue, supported by improved profit margins and with continued operating cost containment efforts, the segment significantly improved its operating performance, reducing its loss from operations to a $5,600, as compared to a loss from operations of $208,800 in the previous quarter.

Merchant Banking Segment

The second quarter produced a $3,348,200 or 50.8% increase in gross revenue for the segment, as compared to the prior quarter. This increase was a direct response for the segments expanded marketing efforts. Management anticipates that this growth rate cannot be sustained indefinitely, but the near term trend should remain.

During the second quarter, gross profit increased by $430,200 or 25.7% over the prior quarter. As previously discussed, the Merchant Banking segment derives its revenues and associated cost from financing activities of copier and office equipment, accounts receivable financing and factoring, and viatical settlements. Viatical settlements are the primary revenue source within this segment. It is anticipated that this portion of the business will continue to expand in the foreseeable near-term future. The profit margin, within a relevant range, on these viatical settlements generally varies by the expected term of viatication. The company considers these varying profit margins, based upon the viatication period, to be the product mix. During the second quarter, the product mix was more heavily weighted toward the shorter-term viatications, and thus its margin were lower then the previous quarter, which was more heavily weighted to the longer-term viatications.

Selling, general and administrative expenses for the quarter increased by $319,000 or 212% over the second quarter. As previously discussed, effective January 1, 1998, management begin receiving remuneration of $125,000 per quarter. Previously, management waived remuneration. Additionally, the segment incurred professional fees expense of $24,600 as a result of year-end audit and the other accounting and consulting fees. As discussed earlier, with the increased marketing efforts to expand the viatical settlement division, associated costs, such as postage, printing, and office supplies have significantly increased. Finally, during the second quarter, headquarter expenses, such as rent, facilitates expense, and other such common expenses commenced. Management continues in its belief that these expenses do not exceed the industry averages, and are in fact, targeted to be below the industry average.

Taking account of the revenue increases, change in product mix and effect of associated operating costs, the segment produced an in income from operations of $197,801 or 22.7% as compared to the previous quarter.

     Financial Condition and Liquidity

     The Company generally provides for the cash requirements from outside borrowings and internally generated funds. The Company believes that its current sources of cash, including its ability to increase its borrowing limits, will be sufficient to finance its operations.

     During the second quarter, trade accounts receivable increased by approximately $975,00 or 114.2% over the prior quarter. Approximately one-half of this increase is directly related to sales volume increases. The remaining increase is principally due to transactions within the merchant banking segment, which were completed on the last day of the quarter but not funded until the beginning on the subsequent quarter. Correspondingly, the segment has included an equal amount, net of earnings, within the accrued expense liability account

     During the quarter, long term debt, inclusive of current maturities increased by $1,229,200. This increase was used principally to fund property, equipment and other capital assets.

     During the second quarter inventory decreased by $29,900 or 40% as compared to the prior quarter. This reduction is principally in response to increased sales volume without corresponding increases in inventory levels.

     Property and equipment increased by $1,281,400, net of accumulated depreciation, during the second quarter. During the quarter, significant software systems were acquired for both administrative and operational purposes. Computer hardware, sufficient to support the software additions, was acquired, as was high-speed copiers and duplicators which are to be used in outsourcing. The company expects, albeit to a lesser extent, to continue to invest in the infrastructure such that the cost efficiencies associated with centralized management will be fully realized.

                          PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.

     Imtek and one of its principals, Michael Lowe, has been named in a lawsuit filed by Legal America of Virginia, Ltd., alleging that Imtek misappropriated trade secrets when it hired one of Legal America's employees, George Simpson. Mr. Simpson is also named as a defendant in the lawsuit. Imtek denies the allegations and denies that it obtained or used any of Legal America's trade secrets or confidential information. Imtek is in the process of preparing a response to the complaint, which seeks damages for Legal America's alleged lost business. Because of the early stage of the litigation, its outcome cannot be predicted at this time. The lawsuit was filed in February 1998 in Circuit Court, Richmond, Virginia.

Item 2.   Other Information

     Private Placement Offering Memorandum

     Effective January 10, 1998, the Company issued a private placement memorandum offering 75,000 shares of Series A Convertible Preferred Stock on a best efforts basis, 5,000 share minimum, 75,000 share maximum, at a price of $100.00 (one-hundred dollars) per share. The shares carry an annual dividend rate of 9.0%. The dividends will accrue daily and are payable annually beginning October 1, 2001. The shares may be converted into shares of Company Common Stock beginning 91 days following the issue date of the shares, on a sliding scale, as more fully detailed within the memorandum. The shares will be non-voting. The Company may, however, redeem the shares beginning 91 days after the issue date. The redemption price is $100 (one-hundred dollars) per share plus accrued interest and unpaid dividends. In the event the Company notifies a shareholder of an intended redemption, the shareholder would have 30 days in which to exercise their right to convert to Common Stock. The Company intends to use the proceeds, if any, primarily for acquisitions, and to a lesser extent, for short-term working capital needs.

     Acquisition

     During the quarter, the Company completed one acquisition within the office solutions segment. This acquisition contributed nominal assets and liabilities to the consolidated financial statements, but did add over $200,000 of gross revenue for the quarter. The Company continues its expansion and growth plan and anticipates future additional acquisition.

     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

     On January 28, 1998 Registrant filed a Form 8-K reporting change of its independent auditing firm.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMTEK OFFICE SOLUTIONS, INC.


                                         By:  /s/Edwin C. Hirsch
                                             ----------------------------
                                              Edwin C. Hirsch, President
                                              And Chief Executive Officer
Dated: May 20, 1998

                                         By:  /s/Brad Thompson
                                             ----------------------------
                                              Brad Thompson, Chief
                                              Financial Officer