Form 10-K
period 1998-06-30
IMTEK OFFICE SOLUTIONS INC
filed 1998-10-13
CIK 840827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  / /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:

  /X/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1997 TO JUNE 30, 1998

                          Commission File No. 33-24464-NY
                            ------------------------
                          IMTEK OFFICE SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             11-2958856
          (State of Incorporation)           (I.R.S. Employer Identification
                                                          No.)

     2111 VAN DEMAN ST., BALTIMORE, MD                    21224
  (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: (410) 633-5700

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

                               Yes / /    No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing.

    There is currently no market for the issuer's stock.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as the latest practicable date. 7,532,366 shares of common stock, par value $.000001 per share, and 6,740 shares of Series A Convertible Preferred Stock, par value $100 per share, were issued and outstanding as of September 18, 1998.

Documents Incorporated by Reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          IMTEK OFFICE SOLUTIONS, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
Part I
  Item 1.     Business.....................................................................................           4
  Item 2.     Properties...................................................................................          16
  Item 3.     Legal Proceedings............................................................................          17
  Item 4.     Submission of Matters to a Vote of Security Holders..........................................          18

Part II
  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................          19
  Item 6.     Selected Financial Data......................................................................          19
  Item 7.     Management's Discussion and Analysis of Financial Condition And Results of Operations........          20
  Item 8.     Financial Statements and Supplementary Data..................................................          24
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          52

Part III
  Item 10.    Directors and Executive Officers of the Registrant...........................................          54
  Item 11.    Executive Compensation.......................................................................          56
  Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................          57
  Item 13.    Certain Relationships and Related Transactions...............................................          58

Part IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................          59

                                     PART I

FORWARD LOOKING INFORMATION

    This report includes or incorporates by reference certain statements which are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, changes in economic conditions, increases in inventory and equipment costs, subcontract, labor costs and general competitive factors may cause actual results to differ materially. Certain words, such as "goal", "expect", "believe" and similar expressions, as they relate to the Registrant, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statement. No assurance can be given that the results in any forward-looking statement will be achieved.

ITEM 1. BUSINESS.

INTRODUCTION

    Imtek Office Solutions, Inc. (the "Registrant"), formerly Spectrum Equities, Inc., effectively commenced operations on April 1, 1997 and engages in the wholesale and retail sale of copiers and facsimile machines, the servicing of office equipment, rebuilding and rental of high volume copiers and duplicators, the provision of commercial printing and duplicating services and, to a lesser extent, the retail sale of office supplies. The Registrant also provides specialty finance and merchant banking services such as viatical settlements, office equipment leasing, accounts receivable financing and factoring. The Registrant principally operates in the Mid-Atlantic region, consisting of Philadelphia, Pennsylvania, Baltimore, Maryland, Washington, D.C., Richmond, Virginia, the Tidewater area of Southeastern Virginia and the Atlanta, Georgia metropolitan market.

HISTORY

    The Registrant was organized as a Delaware corporation by filing a certificate of incorporation with the Delaware Secretary of State on November 9, 1987, under the name Vision Capital, Inc. After its organization, the Registrant conducted business as a photo-finishing laboratory, processing and printing film for commercial photographers and photographic studios, including portrait studio operations.

    On March 31, 1989, the Registrant completed a public stock offering of 10,000 shares at a price of $5.00 per share. The shares were included in a registration statement filed with the Securities and Exchange Commission.

WILMOTH ACQUISITION.

    On May 31, 1990, the Registrant entered into an agreement with Wilmoth's Color Lab, Inc., a Tennessee corporation ("Wilmoth"), to acquire all of the issued and outstanding shares of common stock of Wilmoth in exchange for a total of 15,340,000 newly issued shares of the Registrant's common stock, which transaction resulted in a change in the voting control, principal business, and management of the Registrant. By September 1, 1990, the merger of Wilmoth into the Registrant was consummated and the Registrant changed its name to Diversified Photographic Industries, Inc., and continued the operations of Wilmoth as a photo-finishing laboratory located in Memphis, Tennessee.

    Wilmoth conducted operations in that location through the date of the transaction with the Registrant. The Registrant continued its operations as a photo-finishing laboratory until it ceased operations on March 15, 1992. At that time, the secured creditors foreclosed upon the principal assets of the Registrant and the remaining unencumbered assets were sold to United Color Labs, Inc., on August 21, 1992 for the sum of $85,000.

CHAPTER 11 REORGANIZATION.

    The Registrant filed for reorganization under Chapter 11 of the Bankruptcy Code in U.S. Bankruptcy Court for the Northern District of Texas and its plan of Reorganization was approved in 1995 and the Registrant emerged as a corporate shell with no liabilities relating to its prior business ventures. On February 26, 1996, the Registrant changed its name to Spectrum Equities, Inc.

ACQUISITION OF IMTEK CORPORATION.

    On April 22, 1997, the Registrant acquired all the issued and outstanding common stock of Imtek Corporation, a Maryland corporation, and changed its name to Imtek Office Solutions, Inc., as set forth in the report on Form 8-K filed by the Registrant on April 22, 1997, which is incorporated into this report by reference.

BENEFICIAL ASSISTANCE, INC. AND THOMPSON BUSINESS PRODUCTS, INC. ACQUISITION.

    On October 1, 1997, the Registrant initiated its acquisition strategy. During that month, the Registrant acquired substantially all of the business of Beneficial Assistance, Inc. ("Beneficial"), a financial services corporation specializing in viatical settlements, business involving the buying and reselling of life insurance policies owned by terminally ill individuals. The acquisition was consummated through two separate transactions: an asset purchase (the "Asset Purchase") and an exchange of stock (the "Exchange").

    On October 1, 1997, Imtek Services Corporation ("Services"), a direct wholly-owned subsidiary of the Registrant, purchased a computer system from Beneficial and entered into non-competition agreements with Brad C. Thompson, Robert W. Hoover and Andrew J. Walter, the stockholders of Beneficial (hereinafter, the "Beneficial Stockholders"), in exchange for a one-year installment note payable to the Beneficial Stockholders in the aggregate principal amount of $240,000, bearing interest compounded annually at a rate of 8% (the "Installment Note").

    Effective October 1, 1997, Beneficial distributed its assets, except for approximately $35,000 in cash and the computer system purchased by the Registrant in the Asset Purchase, and its liabilities, except for certain contingent liabilities carried on the books of Beneficial, to the Beneficial Stockholders (hereinafter, the "Distribution").

    The Beneficial Stockholders then contributed the assets and liabilities received in the Distribution to Thompson Business Products, Inc., a Maryland corporation formed on October 10, 1997, in exchange for 50,000 shares of common stock of Thompson, constituting all of the authorized share capital of Thompson (the "Contribution").

    Immediately following the Contribution, the Registrant acquired Thompson in a transaction in which Services exchanged 1,000,000 shares of the Registrant's common stock for all 50,000 shares of capital stock of Thompson. The effect of the transaction was to make Thompson a direct wholly-owned subsidiary of Services.

    In addition to the 1,000,000 shares of the Registrant's common stock paid by the Registrant in the Exchange, the Registrant and the Beneficial Stockholders entered into an agreement to pay up to $185,000 to Messrs. Thompson, Hoover and Walter in the event that certain revenue targets were met as of September, 1998 (hereinafter, the "Earnout"). The targets were met and the Earnout paid by June, 1998.

    The written agreements originally entered into by the parties in connection with the Asset Purchase, the Exchange and the Earnout did not accurately reflect the intentions of the parties nor the manner in which the Asset Purchase, Exchange and Earnout was actually consummated. As a result, the parties to the Asset Purchase, the Exchange and the Earnout entered into a Restated Asset Purchase Agreement, a Restated Exchange Agreement, and the Restated Earnout Agreement, respectively, on September 30, 1998.

    On December 23, 1997, Thompson changed its name to Imtek Funding Corporation ("Funding"). Funding has continued Thompson's and Beneficial's viatical settlement business, which has experienced significant growth. As a result, the Registrant's revenues on a consolidated basis have increased materially. As of June 30, 1998, $21,088,000 in revenues are attributable to Funding's viatical settlement business. The viatical settlement business is intrinsically different from the office products and equipment sale and leasing business of the Registrant which the Registrant otherwise conducts.

    At the time Thompson became a wholly-owned subsidiary of Services, its assets consisted of $1,200,000 in restricted cash held in customer escrow accounts pending completion of the viatical sale. The restricted cash was treated as an asset on Thompson's books, and the matching amounts held in the customer escrow accounts were treated as a liability on Thompson's books. The consideration provided by the Registrant in the Asset Purchase, Exchange and Earnout represented a negotiated price.

    The persons from whom the Thompson common stock was acquired were Brad C. Thompson, Robert W. Hoover, Andrew J. Walter and certain members of their respective families (collectively, the "Thompson Stockholders"). The 1,000,000 shares of Registrant's common stock received in the Exchange was distributed pro-rata to the Thompson Stockholders according to their ownership of Thompson capital stock immediately prior to the Exchange.

    On November 18, 1997, each of the Beneficial Stockholders became directors of the Registrant, Brad C. Thompson became Chief Financial Officer and Senior Vice President of the Registrant and Vice President of each of the Registrant's subsidiaries, Robert W. Hoover became Executive Vice President of the Registrant and Vice President of each of the Registrant's subsidiaries, and Andrew J. Walter became president of Funding, Senior Vice President of the Registrant and Vice President of each of the Registrant's subsidiaries. Andrew J. Walter has resigned from all of his positions with the Registrant and its subsidiaries effective July 1, 1998.

    Prior to November 18, 1997, none of the Beneficial Stockholders were officers, directors, or beneficial or record holders of the Registrant's securities or otherwise affiliated with the Registrant or any of its affiliates, directors, officers or associates of such directors or officers.

    The funds used by the Registrant to pay the Earnout Obligation and amounts due under the Installment Note were funds from earnings of the Registrant earned in the ordinary course of its business.

ACQUISITION OF RICHMOND BUSINESS SYSTEMS, INC. AND BOHANAN BUSINESS SYSTEMS,
  INC.

    In October, 1997, the Registrant purchased two copier equipment dealers located in Richmond, Virginia. The first acquisition was Richmond Business Systems, Inc. The Registrant paid $39,500 for assets, consisting of $17,000 in accounts receivable, $11,000 in inventory, $9,500 in furniture and fixtures, and $2,000 of goodwill.

    The second Richmond, Virginia purchase was Bohanan Business Systems, Inc., a Virginia corporation. The Registrant acquired certain assets consisting of $17,000 in accounts receivable, $12,000 in inventory, and $5,000 in furniture and fixtures, and assumed certain liabilities, relating to accounts payable--trade, of approximately $27,000 and a note payable in the amount of $7,000.

ACQUISITION OF OFFICE SUPPLY LINE HOLDINGS, INC. AND OFFICE SUPPLY LINE, INC.

    In November 1997, the Registrant issued approximately 465,500 shares of its common stock and cash of approximately $142,000 in exchange for all the issued and outstanding shares of common stock of Office Supply Line Holdings, Inc., a Virginia corporation ("Holdings").

    Following the acquisition of Holdings, the Registrant purchased assets consisting of inventory and equipment from Office Supply Line, Inc. ("OSL"), pursuant to an Inventory Purchase and Sale Agreement entered into as of November 1, 1997 between OSL, Imtek Corporation and Michael L. Lowe (the "OSL

Inventory Purchase Agreement"). Prior to November 1, 1997, OSL was engaged in the business of retail office supply sales. Pursuant to the OSL Inventory Purchase Agreement, the Registrant assumed $70,000 in trade accounts payable, issued a note payable in the amount of $92,000 and paid $75,000 in cash to OSL in exchange for the purchased inventory and equipment. The $92,000 note payable included interest at 10% per annum and was scheduled to mature in August 1998. This note was paid in full in September, 1998.

    The number of shares of the Registrant's common stock issued to the former stockholders of Holdings pursuant to the Holdings Exchange Agreement and the consideration paid to OSL by the Registrant under the OSL Inventory Purchase Agreement represented a negotiated price.

    The assets acquired in connection with the acquisition of the inventory and equipment of OSL were used by OSL in connection with its business and continue to be used after the acquisition by the Registrant in connection with the Registrant's business of selling, leasing and servicing of photocopy equipment, typewriters, facsimile machines and other automated office equipment.

    Michael L. Lowe, President, Director and majority stockholder of Holdings and OSL, became a Director, the Vice President and Chief Operating Officer of the Registrant on November 18, 1997. The funds used by the Registrant to acquire all of the issued and outstanding stock of Holdings and the inventory and equipment acquired pursuant to the OSL Inventory Purchase Agreement were funds from earnings of the Registrant.

ACQUISITION OF CAPITAL PREPRESS HOLDINGS, INC.

    On October 31, 1997, the Registrant acquired all the issued and outstanding common shares of Capital Prepress Holdings, Inc. ("CPHI"), a Maryland corporation, through the issuance of approximately 1,010,611 shares of its common stock and a cash payment of $7,000. The Registrant acquired assets consisting principally of accounts receivable, inventory, and furniture and fixtures. CPHI provides electrical imaging for press operations. Prior to the acquisition CPHI had no significant operations.

ACQUISITION OF GLS HOLDINGS, INC.

    The Registrant also purchased GLS Holdings, Inc., a Maryland corporation, in November, 1997, by exchanging approximately 56,250 shares of its common stock and a cash payment of $21,636 for all the issued and outstanding shares of GLS Holdings, Inc. GLS Holdings, Inc. was formed in October 1997 to provide litigation support and copying services in the Baltimore, Maryland and Richmond, Virginia markets.

    The above transactions have been recorded under the purchase method of accounting; accordingly, the results of operations of the entities from their respective acquisition dates are included in the consolidated financial statements for the nine month period ended June 30, 1998.

SERIES A CONVERTIBLE PREFERRED STOCK OFFERING.

    In order to raise additional capital, the Registrant issued a private placement memorandum dated January 10, 1998 seeking to raise a minimum of $500,000 and a maximum of $7,500,000 through the issuance of up to 75,000 shares of Series A Convertible, non-voting, $100 par value Preferred Stock. The offering was on a best efforts basis with a 5,000 share minimum and a 75,000 share maximum basis at a price of $100 per share. Proceeds from this offering were designated to assist the Registrant in financing acquisitions and to a lesser extent, fund working capital. Proceeds of the offering were placed in escrow until a minimum of 5,000 shares had been sold. Had the Registrant been unable to successfully raise $500,000, the escrowed monies would have been returned to investors without interest or deduction. Additionally, the Registrant agreed to pay sales commission of 7% and other anticipated offering expenses of $50,000. The Registrant expected to receive proceeds, net of offering expenses and sales commission, of

$450,000 at a minimum and a maximum of $7,450,000. The preferred shares carry an annual dividend rate of 9%, with dividends accruing on a daily basis and payable annually beginning October 1, 2001. At the option of the preferred shareholder, the preferred shares may be converted into common stock of the Registrant at rates which vary according to the number of days the preferred stockholders hold the preferred shares. The conversion rate varies from 12 shares of common stock for each share of preferred held between 91 and 180 days to 21 shares of common stock for each share of preferred held if the holding period exceeds 900 days. In the event that a share was converted into common stock, the accrued dividends would be waived. The Registrant reserves the right to redeem the preferred shares beginning 91 days following the issue date. The redemption price is $100 per share, plus accrued and unpaid dividends, plus a cash call premium also based upon a floating scale of $2 for each share held between 91 to 180 days up to a maximum of $20 per share for shares held longer than 900 days.

    The Registrant raised $626,820, net of offering expenses of $47,180. The Registrant has ceased taking additional subscriptions.

SIRROM CAPITAL CORPORATION FINANCING.

    On April 9, 1998, the Registrant entered into a letter of intent with Ferris, Baker Watts, Inc. to provide investment-banking services and assist the Registrant in evaluating its financing options. This letter of intent provides, among other things, that the Registrant shall issue 250,000 warrants to Ferris, Baker Watts to purchase a like number of shares of common stock of the Registrant at a $5 exercise price. Such warrants shall not be exercisable, however, until April 9, 2000, one year after a public offering, or immediately upon a change in control of the Registrant.

    On May 29, 1998, the Registrant and its subsidiaries entered into a financing arrangement with Sirrom Capital Corporation ("Sirrom") for a six million dollar subordinated acquisition line of credit pursuant to a Loan Agreement dated the same date (the "Sirrom Loan Agreement"). Advances under this line bear interest at a rate of 14% per annum, payable monthly through May 28, 2003, at which time the entire outstanding principal balance becomes due. Under the terms of this facility, the Registrant issued Sirrom 119,891 warrants to purchase the Registrant's common stock at a .01 strike price. Should the Registrant be unable to repay this note by May, 2001 or if the Registrant does not complete a bona fide public offering with net proceeds to the Registrant in excess of $15,000,000 by May, 1999 the Registrant agreed to issue Sirrom additional warrants ranging in number from 40,779 to 450,000.

ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF AMI GROUP, INC.

    In May, 1998, the Registrant deposited approximately $460,000 to acquire the book of business of the AMI Group, Inc., a Washington D.C. based office equipment and copier dealer. This acquisition was completed in August 1998, and required the Registrant to assume additional liabilities of approximately $150,000.

ACQUISITION OF PERFECT COPY, INC.

    On June 1, 1998, the Registrant, through its direct wholly-owned subsidiary Imtek Corporation, purchased the business and certain assets of Perfect Copy, Inc., a Georgia corporation ("Perfect Copy"), pursuant to an Agreement for the Sale of Assets made effective as of June 1, 1998 (the "Agreement for the Sale of Perfect Copy Assets"). Prior to the acquisition, Perfect Copy was engaged in the business of selling, leasing and servicing photocopy equipment, typewriters, facsimile machines and other automated office equipment (the "Business"). Jimi Epps was the sole owner of Perfect Copy.

    The assets acquired by Corporation include all furniture, fixtures, equipment, automobiles, supplies, tools of trade, accounts receivable, inventory, contract rights and leasehold interests, books and records, cash in transit, goodwill, intellectual property, price lists, supplier lists, customer lists, advertising, and the non-competition obligations of Jimi Epps and Donald Blackburn (the "Purchased Assets").

    The Agreement excludes from Purchased Assets all cash on hand or on deposit, the cash surrender value of any life insurance policies, marketable securities and certain other assets set forth in the schedules to the Agreement. Corporation did not expressly assume any liabilities in connection with the acquisition, except that Corporation agreed to assume Perfect Copy's liabilities and responsibilities under the unexpired terms of certain maintenance and service contracts, provided such liabilities do not exceed One Hundred Thousand Dollars ($100,000) in the aggregate (the "Assumed Contractual Responsibilities").

    In exchange for the Purchased Assets, Imtek Corporation paid Perfect Copy Three Hundred Sixty Thousand Dollars ($360,000) at closing, which occurred on June 3, 1998, and is obligated to pay Fifty Thousand Dollars ($50,000) to Perfect Copy within one year of closing. In addition, Imtek Corporation agreed to assume the Assumed Contractual Responsibilities. Imtek Corporation paid a business broker $23,000 in connection with the acquisition of Perfect Copy. Payment of the cash consideration by Imtek Corporation is subject to a right of set-off in the event that Perfect Copy fails to pay all of its liabilities, accounts payable or other obligations which are not expressly disclosed or which are not expressly assumed by Imtek Corporation pursuant to the Agreement.

    The consideration provided by the Agreement represents a price which was negotiated between the management of the Registrant and Imtek Corporation, on the one hand, and the management of Perfect Copy, on the other. As of the date of this report, $360,000 has been paid to Perfect Copy under the Agreement and $50,000 has been deposited with Perfect Copy's attorney and will be paid to Perfect Copy in accordance with the Agreement for the Sale of Assets on June 1, 1999.

    The Purchased Assets, including the equipment and other physical property acquired under the Agreement, were used by Perfect Copy in connection with the Business and continue to be used after the closing date by Corporation in connection with Corporation's business of selling, leasing and servicing of photocopy equipment, typewriters, facsimile machines and other automated office equipment.

    None of the officers, directors or beneficial or record holders of Perfect Copy securities were officers, directors, or beneficial or record holders of the Registrant's securities or otherwise affiliated with the Registrant or any of its affiliates, directors, officers or associates of such directors or officers. The funds used by the Registrant to acquire Perfect Copy were funds made available to the Registrant from Sirrom under the Sirrom Loan Agreement.

BARBERA BUSINESS SYSTEMS, INC. ACQUISITION.

    On July 1, 1998, the Registrant organized Imtek Acquisition Corporation a Maryland corporation and wholly-owned subsidiary ("Imtek Acquisition") for the purpose of acquiring Barbera Business Systems, Inc. On July 22, 1998, the Registrant, through Imtek Acquisition, purchased 600 shares of capital stock of Barbera Business Systems, Inc., a Maryland corporation ("Barbera"); 300 of such shares were purchased from Joseph S. Barbera, and 300 of such shares were purchased from Kathleen P. Barbera (the "Stock Acquisition"), all pursuant to that certain Stock Purchase Agreement and Plan of Merger (the "Barbera Acquisition Document"). The 600 shares of Barbera capital stock acquired by Imtek Acquisition (the "Acquired Securities") represented at the time of the Stock Transaction, and represent on the date of filing of this report, 60% of the issued and outstanding shares of Barbera.

    The Barbera Acquisition Documents also provide that, on or prior to November 1, 1998, or December 1, 1998 in the event Imtek Acquisition or the Registrant pays Joseph P. Barbera and Patricia A. Buddemeyer $2,500 each prior to November 1, 1998, Imtek Acquisition will, subject to the terms and conditions of the Barbera Acquisition Document, acquire the remaining 40% interest in Barbera held by Joseph P. Barbera and Patricia A. Buddemeyer by merger (the "Merger Transaction" and, together with the Stock Transaction, the "Barbera Acquisition"). Following the closing of the Merger Transaction, Imtek Acquisition will be the successor.

    In the event the Merger Transaction is consummated, (i) Imtek Acquisition shall succeed to all of the assets and liabilities of Barbera, and the same shall be automatically vested in Imtek Acquisition, and (ii) all of the issued and outstanding shares of Barbera capital stock held by Joseph P. Barbera and Patricia A. Buddemeyer will be automatically canceled, and each of Joseph P. Barbera and Patricia A. Buddemeyer shall be entitled to receive 100,000 shares of the registrant's common stock, par value $0.000001 per share, all upon the consummation of the Merger Transaction.

    The assets to be acquired in the Barbera Acquisition include customer lists, inventory, tools, spare parts and supplies, leasehold and other interests in machinery and equipment, furniture and other personal property, the Barbera name, customer and supplier contracts, accounts receivable, prepaid items and books and records (the "Acquired Assets"). Prior to the Barbera Acquisition, the Acquired Assets were used in connection with Barbera's sale and leasing of office products and equipment, and such use will be continued after the closing of the Stock Transaction and the Merger Transaction.

    The aggregate consideration given by the registrant and Imtek Acquisition for the Acquired Securities was $1,498,000, of which $10,000 is being held in escrow pursuant to the Acquisition Documents to satisfy any liabilities arising out of an IRS audit of Barbera for Barbera's fiscal year ending June 30, 1995 and any other federal or state audit of Barbera for any period ending prior to the date of the Stock Acquisition (the "Audit"). The aggregate consideration to be given by the registrant for the remaining 40% interest in Barbera to be acquired in the Merger Acquisition is 200,000 shares of the Registrant's common stock. The consideration provided and to be provided under the Barbera Acquisition document represents a price negotiated between the Registrant and Acquisition, on the one hand, and the Barbera Stockholders, on the other.

    Imtek Acquisition purchased the Acquired Securities from Joseph S. Barbera and Kathleen P. Barbera in exchange for $1,498,000, of which $10,000 is being held in escrow pursuant to the Acquisition Documents to satisfy any liabilities arising out of the Audit, and Imtek Acquisition will, subject to the terms and conditions of the Barbera Acquisition Document, acquire the remaining 40% interest in Barbera in the Merger Transaction in exchange for 100,000 shares of registrant's common stock to be issued to Joseph P. Barbera and 100,000 shares of registrant's common stock to be issued to Patricia A. Buddemeyer.

    The Barbera Acquisition Document provides that Joseph P. Barbera and Patricia A. Buddemeyer shall serve as directors of Barbera until the closing date of the Merger Transaction, at which time Joseph P. Barbera and Patricia A. Buddemeyer will resign from the Board of Directors of Barbera. The funds used by the Registrant to acquire Barbera were funds made available to the Registrant from Sirrom pursuant to the Sirrom Loan Agreement.

PHILADELPHIA ACQUISITIONS.

    In July 1998, the Registrant acquired two additional office equipment dealers located in the metropolitan Philadelphia, Pennsylvania market. The Registrant purchased Forbes Enterprises, Inc. a Pennsylvania corporation, for approximately $865,000, acquiring accounts receivable of approximately $250,000, furniture and equipment of approximately $335,000, inventory of approximately $302,000 and acquired covenants not to compete from Leighton Forbes and Jill Forbes for $10,000 each. The Registrant also acquired Keystone Digital Equipment, Inc., a Pennsylvania corporation, for approximately $1,071,000. The Registrant purchased cash of approximately $40,000, accounts receivable of approximately $266,600, inventory of approximately $616,600, furniture and fixtures of approximately $234,000, goodwill of around $638,800 and acquired covenants not to compete from Ricardo Salcado and Edmund D. Peach, III for $15,000 each.

MERCANTILE FINANCING.

    On August 30, 1998 Imtek Corporation entered into a $3,000,000 revolving credit facility with the Mercantile Bank and Trust Company of Baltimore Maryland ("Mercantile"), which is guaranteed by the

Registrant and Imtek Services Corporation, all pursuant to that certain Loan and Security Agreement between the Registrant, Imtek Corporation, Imtek Services Corporation and Mercantile (the "Mercantile Loan Agreement"). Advances under the Mercantile Loan Agreement are collateralized by substantially all of the Registrant's assets. Funds borrowed under the revolving credit facility bear interest at the prime rate plus 1% payable monthly.

ACQUISITION STRATEGY -- OFFICE SOLUTIONS BUSINESS.

    The Registrant's office solutions business continues the implementation of its growth strategy by means of acquiring smaller office equipment dealers located within specified geographic markets. The Registrant's strategy has been and remains to expand its business through the strategic acquisition of companies with similar products and services. Additionally, the Registrant anticipates acquiring other entities in the future which may provide the Registrant with expanded, enhanced, or additional products, services or markets, but can provide no assurances that such acquisitions will indeed provide such beneficial products, services or markets. Management believes that acquisitions of entities with similar products and services would benefit from the Registrant's centralized management, systems of internal control, additional financial resources, and the Registrant's marketing efforts, although there can be no assurances that such benefits will ever be realized.

    Management believes that adequate acquisition opportunities exist. The Registrant anticipates that significant acquisitions would be funded principally from issuance of authorized but unissued shares of the Registrant's common stock, external financing sources, such as the Sirrom Loan Agreement and Mercantile Loan Agreement and, to a lesser extent, from funds from current operations. The Registrant's future success with acquisitions will be dependent upon the timing and size of the acquisition, the Registrant's ability to integrate the acquisition into its operations with a minimum of integration costs, and the Registrant's ability to successfully grow its infrastructure to sustain and manage the combined operations. The Registrant evaluates the potential acquisition of candidates after holding discussions with the management of the potential acquisition and, as a general rule, does not publicly announce any such acquisition until a definitive agreement is executed.

COMPETITION

    The Registrant's office solutions business is highly competitive with numerous competitors in its existing geographic markets, as well as in anticipated expansion markets. The Registrant is in direct competition with local, regional, and national equipment suppliers and dealers, mass merchandisers, local buying clubs, and to a lesser extent, internet on-line competitors. Principal areas of competition focus on quality and response time of after-the-sale service, parts availability, product capability, rental agreements, financing, and price. The Registrant competes with companies that have greater financial strength and marketing resources.

    As of June 30, 1998, the Registrant's merchant banking business consisted primarily of providing viatical settlement services -- the purchase and resale to third parties of life insurance policies owned by terminally ill individuals. The viatical settlement industry is relatively new, with numerous competitors throughout the continental United States and no barriers to entry. Management believes that the Registrant is one of the largest viatical settlement companies in a very fragmented industry. The Registrant is in direct competition with many small, privately held viatical settlement companies as well as viatical settlement companies which are owned by, or are divisions of, large insurance companies. Principal areas of competition in connection with the purchase of policies focus on the bid price offered to the terminally ill individual and the timeliness of responses to any requests for bids. The Registrant is in direct competition with financial institutions and other investment vehicles in connection with funding the resale of the policies purchased. In connection with viatical settlements, the Registrant competes with other entities having greater financial strength and marketing resources.

CUSTOMERS

    The Registrant focuses its office solutions segment marketing efforts primarily on small and mid-size businesses, regional offices of large companies, professional service firms, hospitals, educational institutions, and governmental agencies located in or near the area where the Registrant maintains a physical presence. Sales representatives and sales management are compensated based on a combination of gross sales revenue and point-of-sale profits. A key element of the Registrant's operating philosophy is to provide all sales representatives and managers with an ongoing program of in-house training, manufacturer provided training and other educational courses and seminars. The Registrant additionally holds weekly sales meetings to reinforce the consistent application of its procedures, policies, and strategies. Manufacturers' advertising campaigns and cooperative advertising arrangements generally enhance the Registrant's marketing efforts, where appropriate.

    The Registrant has marketed its merchant-banking segment through its existing sales force and, where appropriate, through registered broker/dealers, print media, and mass communication media such as radio and newspapers. At June 30, 1998, no one customer accounted for more than 5% of gross segment sales.

VENDORS AND SUPPLIERS

    Products purchased and distributed by the Registrant may be acquired from numerous domestic and international suppliers. The Registrant has not experienced, and does not anticipate experiencing, any significant difficulty in obtaining these products and supplies, although the Registrant cannot provide any assurances that such difficulties will not arise.

    The Registrant's primary products for the office solutions segment are photocopiers, facsimile equipment, personal computers, office products, and technologies and services used in offices to manage information and documents. Management believes that it is in the Registrant's best interest to maintain a close working relationship with a number of equipment manufactures so as to allow the Registrant to purchase equipment and related parts and supplies at competitive prices. The inability of the Registrant to maintain these key relationships could result in disruptions of Registrant operations.

    Because the Registrant's business is dependent upon its vendors and suppliers, the Registrant has identified several of the world's largest manufacturers of photocopiers and facsimile machines and has established several close working relationships with those manufacturers. The Registrant acquires products and supplies for resale from such sources as Mita, Cannon, Ricoh, Sharp, Konica, and Gestetner. The Registrant entered into renewable dealer agreements with MITA Copystar America, Inc., ("MITA") dated November 26, 1997, Sharp Electronics Corp, dated January 6, 1998, Gestetner Corp, dated January 5, 1998, and Dex Business Systems, dated January 26, 1998, as reported on the Registrant's Forms 10-K for the year ended September 30, 1997 and 10-Q for the quarter ended March 31, 1998. These agreements, among other covenants and restrictions, provide for a minimum level of purchases by the Registrant, establishment of purchase pricing, establishment of business locations, and termination provisions.

    In July, 1998, MITA Corporation, based in Japan, announced that it had filed for bankruptcy protection. MITA Corporation advised the Registrant that it did not expect any significant disruption in supplying its customers with quality equipment, parts, and supplies on a timely basis. To date, the Registrant has not experienced any significant disruption in its ability to obtain products or parts from MITA Corporation, but cannot provide any assurances that such disruptions will not occur in the future. Management believes that its strategic alliance with MITA and its alternative suppliers will provide the Registrant with sufficient product for sale at competitive prices.

EMPLOYEES

    As of June 30, 1998, the Registrant employed 203 persons, none of whom were covered by a collective bargaining agreement. Management believes that its employee relations are good, and that the Registrant provides wages and working conditions that compare favorably to industry norms.

    Sales personnel turnover is common in the office solutions industry and the Registrant expends considerable effort to retain high quality, dedicated, professional sales personnel. Management believes that the Registrant's sales personnel compensation plan compares favorably to the industry norm. Additionally, management has implemented an extensive training program with clearly defined sales goals and career paths for its sales force. By establishing clearly defined goals, providing extensive training and support and career path for its sales force, management believes it can maintain a high quality sales force with turnover lower than the industry average, although there can be no assurances of such an effect on sales force turnover. The Registrant relies heavily on its senior management and the loss of any one of them could have a material adverse effect on the Registrant's financial condition and the Registrant's ability to successfully grow and implement its strategic acquisition policy, which remains extremely important to the Registrant and its ongoing operations.

TECHNOLOGY

    The Registrant believes that the office equipment market will continually change with the advent of digital technology, which allows one piece of office equipment to network directly with other office equipment. Management further believes that this technology may result in fewer stand-alone units being sold and that this shift to multi-functioning equipment may result in increased training costs for the Registrant's service technicians. With continued technological improvements which add complexity to the internal working components of equipment, the costs of training service personnel may increase.

ENVIRONMENTAL REGULATION

    The Registrant's business and product lines generally do not generate significant hazardous waste. Federal, state, and the various local regulations have not had, and are not expected to have, a material adverse affect upon the Registrant or its financial condition.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                                                                                  1998(3)      1997(4)       1996(5)
                                                                                ------------  ----------  -------------
Sales to unaffiliated customers:
  Viatical Business(1)........................................................    21,088,242           0            0
  Office Solutions Business(2)................................................     5,854,400   2,094,972            0
  Intersegment sales or transfers.............................................             0           0            0
Operating profit or loss:
  Viatical Business...........................................................     1,767,198           0            0
  Office Solutions Business...................................................      (644,461)     72,433            0
Identifiable Assets:
  Viatical Business...........................................................     7,797,192           0            0
  Office Solutions Business...................................................     8,022,467   1,007,339            0

------------------------

(1) The Registrant commenced its viatical settlement business in October, 1997, with the acquisition of Beneficial Assistance and Thompson Business Products, as more fully set forth in Part I, Item 1 of this report.

(2) The Registrant commenced its office solutions business on April 22, 1997.

(3) Figures in this column are presented for the Registrant(1)s 1998 Fiscal Year which began October 1, 1997 and ended June 30, 1998.

(4) Figures in this column are presented for the Registrant(1)s 1997 Fiscal Year which began October 1, 1996 and ended September 30, 1997. Prior to April, 1997, the Registrant conducted no operations.

(5) The Registrant conducted no business during its 1996 fiscal year.

ITEM 2. PROPERTIES.

    The Registrant's policy is to lease its business locations, rather than purchase them outright. The Registrant leases numerous properties for administration, sales and service. In general, the Registrant's lease agreements require a payment from the Registrant for its proportionate share of taxes, utilities, and other common area maintenance expenses. Management believes that the properties it occupies are suitable and adequate for its use. All properties are of brick or block construction and management believes that all properties are adequately maintained. As of September 18, 1998, the Registrant leased 15 locations from independent landlords as follows:

    The Registrant leases three facilities in the Baltimore metropolitan market. The first location is an 8,000 square foot office space which is rented month to month through February, 1999. This facility serves as corporate headquarters and is the office for the Registrant's merchant banking operations. The second Baltimore facility is an outsourcing sales and production office consisting of approximately 3,000 square feet. The lease on this location expires November, 2000. The third Baltimore location is an office equipment sales and service facility consisting of approximately 12,000 square feet which lease expires November, 2001.

    The Registrant also has approximately 30,000 square feet of sales, service and warehouse space located in Glen Dale, Maryland. This lease expires July, 2007.

    The Registrant leases three facilities in Richmond, Virginia. The first lease is for the office solutions headquarters and accounting offices. This facility consists of roughly of 5,000 square feet of prime downtown office space. This lease expires December, 1998. The second Richmond lease is for a 2,600 square foot office equipment sales and service location, which lease expires September 30, 1998. As of September 18, 1998 it is management's intention to maintain this location on month to month rental. There can be no assurances, however, that management will maintain this location or maintain this location under terms beneficial to the Registrant. The third Richmond location is an outsourcing sales and service facility consisting of approximately 1,500 square feet. This lease expires July 2000.

    The Registrant has an office supplies sales location in Hopewell, Virginia consisting of approximately 10,000 square feet rented on a month to month basis. The Registrant has two facilities in the tidewater, Virginia area. The first facility is rented on a month-to-month basis and is located in Hampton, Virginia as an office equipment sales and service location. This facility consists of approximately 11,000 square feet. The second Tidewater location is a Virginia Beach office equipment sales office consisting of approximately 3,500 square feet leased through December, 1999.

    The Registrant has two office equipment sales and service offices located in the Atlanta, Georgia metropolitan market. The first facility is located in Gainesville, Georgia consisting of approximately 3,500 square feet and is leased on a month-to-month basis. The second Atlanta location is located in Athens, Georgia consisting of approximately 1,500 square feet rented through February 1999.

    As of September 18, 1998, the Registrant leased two office equipment and service facilities in the Philadelphia metropolitan market. The first facility is located in Exton, Pennsylvania consisting of 6,700 square feet with the lease expiring June 2003. The second facility is located in Broomall, Pennsylvania consisting of 3,000 square feet and is leased through August 2004.

ITEM 3. LEGAL PROCEEDINGS

    As previously reported in Item 1 of this report, hereby incorporated into this item by reference, the Registrant filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 5, 1995 with the U.S. Bankruptcy Court for the Northern District of Texas. The Registrant's plan of reorganization was approved by the court on October 5, 1995.

    On August 10, 1998, an order of dismissal was entered in the lawsuit styled LEGAL AMERICA OF VIRGINIA, LTD. V. IMTEK OFFICE SOLUTIONS, INC., GEORGE L. SIMPSON, AND MICHAEL LOWE, Richmond Circuit Court (Chancery), Case No. HJ-420-1. As a result of this settlement, the Registrant is not currently a party to any legal proceedings and management is unaware of any threatened or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 27, 1998, stockholders holding 4,030,934 shares of the Registrant's common stock, representing a majority of the issued and outstanding voting shares of the Registrant, executed a written consent in accordance with the By-laws of the Registrant and Delaware General Corporation Law, in lieu of a special meeting (the "May 27 Written Consent"). The May 27 Written Consent removed the existing board of directors effective May 27, 1998, set the number of directors constituting the entire board of directors at six, and elected Edwin C. Hirsch, Michael L. Lowe, Robert J. Brown, Brad C. Thompson, Andrew J. Walter and Robert W. Hoover to serve as directors of the Registrant from May 27, 1998 until the next annual meeting of stockholders and until their successors are duly elected and qualify. This actions affected by the May 27 Written Consent did not change the composition of the Board of Directors at last reported to the Securities and Exchange Commission in a report on Form 10-K filed for the fiscal year ended September 30, 1997.

    In addition, on May 28, 1998, the same stockholders holding 4,030,934 shares of the Registrant's common stock executed another written consent in accordance with the By-laws of the Registrant and Delaware General Corporation Law, in lieu of a special meeting (the "May 28 Written Consent"). The May 28 Written Consent approved the amendment and restatement of the Certificate of Incorporation of the Registrant and authorized the officers of the Registrant to file the approved Amended and Restated Certificate of Incorporation.

    Notice was provided by the Registrant to all of the Registrant's stockholders not participating in the May 27 Written Consent and the May 28 Written Consent in accordance with Delaware General Corporation Law. Stockholders having the right to vote 3,507,427 shares of the Registrant's stock did not participate in the Written Consent but were provided notice in accordance with Delaware General Corporation Law.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANTS COMMON EQUITY AND
      RELATED SHAREHOLDER MATTERS.

    There is no known market for the Registrant's common or preferred stock. As of the latest practicable date there were 161 common stockholders of record and 23 preferred stockholders of record. The Registrant did not pay dividends during the fiscal years ended September 30, 1997 and June 30, 1998, and does not anticipate paying dividends in the future.

    Information responsive to Item 701 relating to securities sold by the Registrant (which were not registered pursuant to the Securities Act) during the period covered by this report is set forth under Item 1 of this report and is incorporated into this Item by reference. All such sales were made pursuant to
Section 4(2) of the Securities Act.

    Pursuant to the terms of the Mercantile Loan Agreement, neither Imtek Corporation nor Imtek Services Corporation may make any dividend or other distribution, direct or indirect (other than stock dividends payable to the their holders of capital stock), on account of any equity interest in either of them now or hereafter outstanding until such time as all obligations have been satisfied under the Mercantile Loan Agreement.

    Pursuant to the terms of the Sirrom Loan Agreement, neither the Registrant nor any of its subsidiaries may declare or pay any dividend of any kind (other than stock dividends payable to the holders of capital stock), whether in cash or in property, on any class of capital stock of any of them.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data presented below as of and for the Company's year ended September 30, 1997 and period ended June 30, 1998 have been derived from the audited consolidated financial statements of the Company. The data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, the notes thereto and the other financial and statistical information included elsewhere in this Form 10-K.

                                                                            NINE MONTHS ENDED       YEAR ENDED
                                                                              JUNE 30, 1998     SEPTEMBER 30, 1997
                                                                            ------------------  ------------------
Sales.....................................................................    $   26,942,642      $    2,094,972
Operating income..........................................................    $    1,122,737      $       72,433
Net income................................................................    $      603,068      $       58,367
Earnings per share:
  Basic...................................................................               .08                 .03
  Diluted.................................................................               .08                 .03
                                                                            ------------------  ------------------
Total assets..............................................................    $   16,524,757      $    1,007,339
                                                                            ------------------  ------------------
Notes payable.............................................................         4,062,561            --
                                                                            ------------------  ------------------
Obligations under capital lease...........................................         1,222,659            --
                                                                            ------------------  ------------------
Put option obligation.....................................................           335,695            --
                                                                            ------------------  ------------------
Preferred stock...........................................................           674,000            --
                                                                            ------------------  ------------------
Total stockholders' equity................................................         2,755,991             774,072
                                                                            ------------------  ------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The Registrant effectively commenced operations on April 22, 1997. For the year ended September 30, 1997, the Company was primarily engaged in the retail and wholesale sale of copiers and facsimile equipment, servicing of office equipment, providing commercial printing and duplicating services, and to a lesser extent, the retail sale of office supplies. Effective October 1, 1997, the Registrant began its merchant banking operations, primarily providing viatical settlements--the purchase and resale of life insurance policies of terminally ill individuals. The Registrant operates principally in the Mid-Atlantic region-- Philadelphia, Pennsylvania; Baltimore, Maryland; Washington D.C.; Richmond Virginia; the Tidewater area of Southeastern Virginia and the metropolitan Atlanta, Georgia market.

BACKGROUND

    On April 22, 1997, the shareholders of Spectrum Equities, Inc., (Spectrum), a Delaware corporation, executed a 400 for 1 reverse stock split. After the stock split, Spectrum had 625,000 shares of common stock, all of one class, issued and outstanding. Furthermore, on April 22, 1997, Spectrum's shareholders authorized and approved the acquisition of Imtek Corporation by the issuance of 4,375,000 shares of Spectrum stock for all 50,000 authorized, issued and outstanding shares of Imtek Corporation. The acquisition resulted in a restatement of additional paid-in-capital and accumulated deficit to reflect the acquisition as a reverse acquisition, treating Imtek Corporation as the acquirer. Previous financial statements reflected Spectrum Equities as the acquirer. Subsequently, the shareholders approved the corporation's name to be changed to Imtek Office Solutions, Inc. The acquisition and name change have been reported on Form 8-K of April 22, 1997, which is hereby incorporated by reference.

    Prior to April 22, 1997, the Registrant was a development stage company with no significant operations. Additionally, the Registrant has changed its fiscal year end from September 30 to June 30, effective June 30, 1998 as reported on Form 8-K of July 30, 1998, which is incorporated by reference. Because the Registrant was in start-up mode during 1997, and because of the Registrant's limited activity during fiscal year ended September 30, 1997 (a period of approximately 5 months), and the transition period ended as of June 30, 1998 (a period of 9 months), there are no meaningful comparisons to prior years' results of operations and changes in financial condition and liquidity.

    During the first quarter of fiscal year 1998, as previously reported, the Company effectively created two (2) distinct operating businesses. The first business, representing the historical core of the business, is the sale at retail and wholesale, of office products, copier sales and service, and commercial printing and copying services. The Company refers to this business as its "Office Solutions" business. The second business, referred to as the "Merchant Banking" business consists principally of viatical settlements and to a lesser extent specialty finance services, including copier and office equipment leasing, accounts receivable financing and factoring.

RESULTS OF OPERATIONS

OFFICE SOLUTIONS BUSINESS.

    For the fiscal year ended June 30, 1998, a period of 9 months, the Office Solutions business of the Registrant generated total gross revenue of $5.9 million compared to $2.1 million for the fiscal year ended as of September 30, 1997 (representing approximately 5 months of operations). Thus, gross revenue increased by $3.8 million, or 181%, as compared to the prior year. As compared to gross revenue as if the prior year consisted of a period of nine months, then current year gross revenue increased by $2,120,000. However, acquisitions during the year generated revenue of $3,118,000. Thus, same location revenue decreased by $998,000. As previously reported, during the year, the Registrant's management applied additional resources to these two locations to better position these divisions to more effectively compete within their markets.

    The Office Solutions business generated a gross profit of $2.38 million, or 40.65% of revenue during fiscal year 1998 as compared to $.23 million or 10.80% of revenue in the prior period. During the prior year, a related party, CMS Holdings, Inc., had a servicing agreement with the Company wherein CMS Holdings, Inc. provided certain maintenance, repair, marketing, and administrative tasks for the Registrant. During fiscal year 1997, the Company paid approximately $977,000 to this related party service provider, which amount was included as an expense in the calculation of gross profit. This service contract was terminated October 1, 1997.

    General and Administrative and Selling expenses for the 9 month period from October 1, 1997 to June 30, 1998 were $2.9 million, or 51.14% of June 30, 1998 revenue, as compared to $.15 million or 7.34% of revenue for the year ended September 30, 1997. Again, projecting fiscal year 1997 expense to equal the same period as fiscal year 1998, general and administrative expense would have been approximately $277,000. Thus, comparing fiscal 1998 actual expense to 1997 projected expense results in an increase of $2,630,000. Additionally, as previously reported, the Company expended additional resources in its two original locations to equip those location with sufficient resources to more effectively compete within their markets. The remaining increase is related to increased costs associated with the transformation process of the acquisitions, including the direct costs of the acquisition.

    The Company anticipates a certain level of transformation expenditures with each acquisition. Such transformation costs consist principally of additional marketing efforts to be applied to the new market, training costs to ensure sales and service personnel operate at the highest level of professionalism and competency within their product line and in accordance with established company policy and procedures, and additional general and administrative expenses associated with the improvement of the acquisition's infrastructure. Management believes that as a percentage of revenue, these costs should begin to stabilize in future periods, but can provide no assurances in that regard.

    Based upon the above, the Office Solutions business of the Registrant produced a loss from operations of approximately $642,000 during the year ended as of June 30, 1998 as compared to an operating profit of $72,433 for the year ended September 30, 1997.

MERCHANT BANKING BUSINESS.

    Fiscal year ended June 30, 1998 was the first period for the Registrant's Merchant Banking business and thus there is no comparison to prior years. The Registrant's Merchant Banking business is conducted through Imtek Funding Corporation, a wholly-owned subsidiary of Imtek Services Corporation, which is itself a wholly-owned subsidiary of the Registrant.

    The segment produced total revenue of $21.1 million dollars for the nine months ended as of June 30, 1998. After subtracting direct costs, the business produced gross profit of $3.1 million, or 14.91% of gross revenue. Selling and General and Administrative expenses amounted to $1.4 million, or 6.7% of gross revenue. Thus, income from operations was $1.7 million, or 8.1% of gross revenue, before income tax expense.

    As previously discussed, the Merchant Banking business derives its revenue and associated costs from financing activities of copier and office equipment, accounts receivable financing and factoring and, principally, from viatical settlements. It is anticipated that this portion of the business will continue to expand in the foreseeable future. The profit margin, within a relevant range, generally varies by the expected term of viatication. As the viatication period lengthens, the profit margins generally increase. The Registrant considers these viatication periods to be the product mix.

FINANCIAL CONDITION AND LIQUIDITY

    As previously reported, the Registrant anticipates significant growth through acquisitions such that period to period comparisons may not provide meaningful analysis. Also, consistent with the commencement of operations, the Company will experience fluctuations in certain balance sheet accounts.

    The Registrant's ability to receive dividends from its subsidiaries is restricted by the Sirrom Loan Agreement and the Mercantile Loan Agreement. Under the terms of the Mercantile Loan Agreement, neither Imtek Corporation nor Imtek Services Corporation may make any dividend or other distribution, direct or indirect (other than stock dividends payable to the their holders of capital stock), on account of any equity interest in either of them now or hereafter outstanding until such time as all obligations have been satisfied under the Mercantile Loan Agreement. The Sirrom Loan Agreement provides that neither the Registrant nor any of its subsidiaries may declare or pay any dividend of any kind (other than stock dividends payable to the holders of capital stock), whether in cash or in property, on any class of capital stock of any of them.

    The Registrant is using the Sirrom credit facility primarily to assist in funding certain acquisitions and to a lesser extent, working capital. At September 18th, 1998 the Company had employed the entire line of credit. The Registrant is utilizing borrowings under the Mercantile Loan Agreement, among other things, to assist it in financing working capital requirements of certain of its acquisitions.

    If the Company is to continue its growth strategy through acquisitions, management anticipates that the Registrant will need to enter into additional subordinated acquisition lines of credit and quite possibly additional working capital lines of credit. The Registrant has engaged Ferris, Baker Watts to assist it in its search for additional acquisition funding. There can be no assurance that financing for future acquisitions can be obtained on terms acceptable to the Registrant.

OFFICE SOLUTIONS BUSINESS.

    Total assets for the Office Solutions business, exclusive of intercompany accounts, increased from $1.0 million to $9.3 million as of June 30, 1998, an increase of $8.3 million over the prior year. The increase in trade accounts receivable accounted for $887,000 of this increase. Additionally, inventory increased from $486,000 as of June 30, 1997 to $1,641,000, an increase of $1,155,000 or an increase of approximately 239%. However, as a percentage of sales, inventory remained relatively constant at 28% to 23%. The other significant increase relates to property and equipment, which increased by $1,847,000 over the prior year. This increase is directly related to the required operating equipment necessary to accommodate the acquisitions during the year, and additional expenditures for the segment's computer operating systems. Finally, the segment recognized approximately $829,000 in goodwill, loan origination fees, and deposits, which are directly related to acquisitions during the year.

    The Office Solutions business recognized significant increases in certain liability accounts during the year. Specifically, accounts payable increased $563,000, accrued expenses increased by $148,000, which again relate to the acquisitions during the year. Notes Payable increased by $4,063,000 during the year. This increase is related primarily to the Sirrom Capital acquisition credit facility discussed in Item 1 of this report. Finally, the segment recognized a lease payable to an affiliated company during the year in the amount of $1,222,659.

MERCHANT BANKING BUSINESS.

    For the year ended June 30, 1998, the merchant banking business reported total assets, exclusive of intercompany accounts, of $7.2 million. The business effected several viatical settlements during the last few days of the year which were not settled until after year end. Thus, the business reported an accounts receivable of $110,000.

YEAR 2000 STATEMENT.

    The year 2000 ("Y2K") issue is the result of computer programs using a two-digit year, such that the computer system may interpret the year 2000 as 1900. Should this occur, a system-wide failure of computer systems would be eminent and may lead to company-wide disruptions. The costs of such company-wide disruptions could have a material adverse effect on the Registrant's results of operations and financial condition.

    The Registrant has created a three-phase plan to address its Y2K issues. The first phase is to identify the known sources of potential Y2K problems. The second phase is to develop and implement a plan of action to resolve known Y2K problems. The third and final phase is to test the results of phase two. The Registrant intends to complete phase two by the end of 1st quarter of calendar year 1999, with phase three completed by the end of the second calendar quarter of 1999.

    The Registrant has substantially completed phase one of its three phase plan and has identified its significant risk exposure areas. The Registrant has identified a number of applications within its financial systems, including the Registrant's core financial and reporting systems, which are Y2K compliant due to their recent implementation, which applications were acquired from third party vendors. In other areas, the Registrant either has or is in the process of contacting vendors to ensure the applicable software and computer based hardware is or will be Y2K compliant. To date, significant third party vendors have assured the Registrant that they are or will be Y2K compliant in the near term.

    Management does not anticipate significant additional expenses in future periods associated with the known Y2K issues confronting the Registrant.

NEWLY ISSUED ACCOUNTING STANDARDS.

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS FOR AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standard under which an entity must report business segment information in its financial statements. The Company plans to adopt SFAS 131 in the fiscal year beginning July 1, 1998 and does not believe its current segment data will change significantly under the newly adopted standards, which requires reporting on the basis that is used internally for evaluating segment performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      FINANCIAL STATEMENTS AND SCHEDULE II
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997

                               FORMING A PART OF
                           ANNUAL REPORT PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K
                                       OF
                 IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                 IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Reports of Independent Certified Public Accountants........................................................        F-3
Consolidated Balance Sheets................................................................................        F-5
Consolidated Statements of Earnings........................................................................        F-7
Consolidated Statements of Stockholders' Equity............................................................        F-8
Consolidated Statements of Cash Flows......................................................................        F-9
Notes to Consolidated Financial Statements.................................................................       F-11
Schedule II -- Valuation and Qualifying Accounts...........................................................       F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Imtek Office Solutions, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheet of Imtek Office Solutions, Inc. and Subsidiaries as of June 30, 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for the nine months in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imtek Office Solutions, Inc. and Subsidiaries as of June 30, 1998, and the consolidated results of their operations and their consolidated cash flows for the nine months then ended in conformity with generally accepted accounting principles.

    We have also audited Schedule II--Valuation and Qualifying Accounts for the nine month period ended June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/ Grant Thornton LLP

BALTIMORE, MARYLAND
SEPTEMBER 23, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Imtek Office Solutions, Inc.

    We have audited the accompanying balance sheet of Imtek Office Solutions, Inc. and subsidiaries as of September 30, 1997 and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Note B to the financial statements, the Company restated its financial statements to reflect the change in its method of accounting for the business combination of Spectrum Equities, Inc. and Imtek Corporation as a reverse acquisition during the year ended September 30, 1997.

    In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Imtek Office Solutions, Inc. as of September 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    We have also audited Schedule II--Valuation and Qualifying Accounts for the year ended September 30, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 19, 1997 (except as to Note B, as to which the date is September 23, 1998)

                 IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30, 1998  SEPTEMBER 30, 1997
                                                                                 -------------  ------------------
                                                                                                  (AS RESTATED)
                                    ASSETS
CURRENT ASSETS
  Cash.........................................................................   $ 2,949,168       $   29,118
  Escrow deposits..............................................................     5,054,220           --
  Accounts receivable, less allowance for doubtful accounts of $0 at June 30,
    1998 (1997--$4,000)........................................................     1,390,302          393,062
  Other receivables............................................................       151,235           --
  Inventory....................................................................     1,641,309          485,661
  Notes receivable--related parties............................................       --                20,466
  Notes receivable--other......................................................       --                 5,075
  Deposit on equipment.........................................................       --                40,000
  Deferred tax assets..........................................................        82,124           --
  Prepaid expenses and other current assets....................................       783,480           --
                                                                                 -------------  ------------------
      Total current assets.....................................................    12,051,838          973,382
PROPERTY AND EQUIPMENT--at cost, less accumulated depreciation and
  amortization.................................................................     1,880,888           33,957
OTHER NONCURRENT ASSETS........................................................       497,516           --
DEFERRED FINANCING COSTS, less accumulated amortization of $6,135 at June 30,
  1998 (1997--$0)..............................................................       361,941           --
OTHER INTANGIBLE ASSETS, less accumulated amortization of $72,119 at June 30,
  1998 (1997--$0)..............................................................     1,732,574           --
                                                                                 -------------  ------------------
                                                                                  $16,524,757       $1,007,339
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of notes payable..........................................   $   560,055       $   --
  Current maturities of obligations under capital lease........................       234,081           --
  Accounts payable--trade......................................................       644,506           81,825
  Accounts payable--related party..............................................       795,205           73,063
  Accrued expenses.............................................................       985,473           35,411
  Customer escrow accounts.....................................................     5,054,220           --
  Deferred revenue.............................................................       168,153           --
  Income taxes payable.........................................................       434,804           20,600
  Notes payable--related party.................................................       --                22,368
                                                                                 -------------  ------------------
      Total current liabilities................................................     8,876,497          233,267
NOTES PAYABLE, net of current maturities and original issue discount of
  $330,100.....................................................................     3,502,506           --
OBLIGATIONS UNDER CAPITAL LEASE, net of current maturities.....................       988,578           --
DEFERRED TAX LIABILITY.........................................................        65,490           --
PUT OPTION OBLIGATION..........................................................       335,695           --
COMMITMENTS AND CONTINGENCIES..................................................       --                --
STOCKHOLDERS' EQUITY
  Preferred stock, $100 par value; authorized 75,000 shares; liquidation
    preference of $674,000; issued and outstanding, 6,740 shares in 1998.......       674,000           --
  Common stock, $.000001 par value; authorized 250,000,000 shares; issued and
    outstanding, 7,532,366 shares in 1998 and 5,000,000 shares in 1997.........             8                5
  Additional paid-in-capital...................................................     1,420,548          715,700
  Retained earnings............................................................       661,435           58,367
                                                                                 -------------  ------------------
                                                                                    2,755,991          774,072
                                                                                 -------------  ------------------
                                                                                  $16,524,757       $1,007,339
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------

                 IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                      CONSOLIDATED STATEMENTS OF EARNINGS

       NINE MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED SEPTEMBER 30, 1997

                                                                                 JUNE 30, 1998  SEPTEMBER 30, 1997
                                                                                 -------------  ------------------
REVENUE
  Equipment and supplies.......................................................  $   5,854,400    $    2,094,972
  Merchant banking.............................................................     21,088,242          --
                                                                                 -------------  ------------------
                                                                                    26,942,642         2,094,972
COST OF REVENUE
  Equipment and supplies.......................................................      3,474,636         1,868,703
  Merchant banking.............................................................     17,943,694          --
                                                                                 -------------  ------------------
                                                                                    21,418,330         1,868,703
                                                                                 -------------  ------------------
    Gross profit...............................................................      5,524,312           226,269

SELLING AND GENERAL EXPENSE....................................................      4,401,575           153,836
                                                                                 -------------  ------------------
    Operating income...........................................................      1,122,737            72,433

INTEREST EXPENSE (INCOME)......................................................        121,989            (6,534)
                                                                                 -------------  ------------------
    Income before taxes........................................................      1,000,748            78,967
INCOME TAXES...................................................................        397,680            20,600
                                                                                 -------------  ------------------
    NET INCOME.................................................................        603,068            58,367
PREFERRED STOCK DIVIDENDS......................................................          5,055          --
                                                                                 -------------  ------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS........................................  $     598,013    $       58,367
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
EARNINGS PER SHARE
  Basic........................................................................  $        0.08    $         0.03
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
  Diluted......................................................................  $        0.08    $         0.03
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic........................................................................      7,412,033         2,253,425
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
  Diluted......................................................................      7,419,789         2,253,425
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------

                 IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       NINE MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED SEPTEMBER 30, 1997

                                                                                                 PREFERRED STOCK
                                                                                              ---------------------
                                                                                               SHARES      AMOUNT
                                                                                              ---------  ----------
BALANCE AT OCTOBER 1, 1996..................................................................     --      $   --
  Issuance of common stock..................................................................     --          --
  1 for 400 share reverse stock split.......................................................     --          --
  Exchange of stock for Imtek Corporation stock.............................................     --          --
  Net income for the year...................................................................     --          --
BALANCE AT SEPTEMBER 30, 1997--AS PREVIOUSLY STATED.........................................     --          --
                                                                                              ---------  ----------
  Adjustment to prior period................................................................     --          --
BALANCE AT SEPTEMBER 30, 1997--AS RESTATED..................................................     --          --
  Shares issued in connection with acquisitions.............................................     --          --
  Issuance of preferred stock...............................................................      6,740     674,000
  Issuance of stock warrants
  Net income for the period.................................................................     --          --
                                                                                              ---------  ----------
BALANCE AT JUNE 30, 1998....................................................................      6,740  $  674,000
                                                                                              ---------  ----------
                                                                                              ---------  ----------

                       COMMON STOCK           ACCUMULATED
                --------------------------     (DEFICIT)
                                PAID-IN         RETAINED      STOCKHOLDERS'
    SHARES        AMOUNT        CAPITAL         EARNINGS         EQUITY
--------------  -----------  -------------  ----------------  ------------
   243,901,667   $     244    $    78,613     $    (76,715)    $    2,142
     6,098,333           6          2,994                           3,000
  (249,375,000)       (249)           249          --              --
     4,375,000           4        710,559          --             710,563
      --            --            --                58,367         58,367
                     -----   -------------        --------    ------------
     5,000,000           5        792,415          (18,348)       744,072
      --            --            (76,715)          76,715         --
                     -----   -------------        --------    ------------
     5,000,000           5        715,700           58,367        774,072
     2,532,361           3        354,528          --             354,531
      --            --            (47,180)         --             626,820
      --                          397,500          --             397,500
      --            --            --               603,068        603,068
                     -----   -------------        --------    ------------
     7,532,361   $       8    $ 1,420,548     $    661,435     $2,755,991
                                                              ------------
                                                              ------------

                 IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       NINE MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED SEPTEMBER 30, 1997

                                                                                 JUNE 30, 1998  SEPTEMBER 30, 1997
                                                                                 -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................................................  $     603,068     $     58,367
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization..............................................        188,085            3,925
    Amortization of original issue discount....................................          5,595
    Changes in assets and liabilities
      Accounts and other receivables...........................................        329,529          (36,210)
      Inventory................................................................       (664,648)        (131,950)
      Accounts payable and accrued expenses....................................       (276,786)         190,299
      Deferred revenue.........................................................        168,153          --
      Accounts payable--related parties........................................        720,240          --
      Deferred income taxes....................................................        (16,634)         --
      Prepaid expenses.........................................................       (385,980)         --
      Other assets.............................................................       (481,516)         --
      Income tax payable.......................................................        414,204           20,600
                                                                                 -------------       ----------
        Net cash provided by operating activities..............................        603,310          105,031
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for property and equipment.........................................       (556,567)         (35,740)
  Cash paid for acquisitions and intangibles...................................       (842,219)         --
  Cash deposit paid............................................................       --                (40,000)
                                                                                 -------------       ----------
        Net cash used in investing activities..................................     (1,398,786)         (75,740)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock.....................................................       --                  3,000
  Proceeds from notes payable..................................................      3,570,000           22,368
  Payments on notes payable....................................................        (95,182)         --
  Notes receivable advances....................................................       --                (25,541)
  Deferred financing costs.....................................................       (368,076)         --
  Payments on obligations under capital lease..................................        (18,036)         --
  Issuance of preferred stock..................................................        626,820          --
                                                                                 -------------       ----------
        Net cash provided by (used in) financing activities....................      3,715,526             (173)
                                                                                 -------------       ----------
        NET INCREASE IN CASH...................................................      2,920,050           29,118
CASH AT BEGINNING OF YEAR......................................................         29,118          --
                                                                                 -------------       ----------
CASH AT END OF YEAR............................................................  $   2,949,168     $     29,118
                                                                                 -------------       ----------
                                                                                 -------------       ----------
DISCLOSURE OF CASH FLOW SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest.......................................  $      68,656     $    --
  Cash paid during the year for taxes..........................................       --                --

                 IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

       NINE MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED SEPTEMBER 30, 1997

NONCASH TRANSACTIONS:

    During fiscal 1998:

    The Company purchased all of the stock of Thompson, Perfect Copy, OSL, CPHI, GLS and Chesapeake for 2,532,361 shares of common stock, representing an aggregate price of $2,063,497, including cash, assumed liabilities, and notes of $1,708,966.

    The Company acquired $1,240,695 of office equipment under capital lease.

    The Company issued 119,891 warrants to purchase common stock in connection with a note payable.The warrants had a fair market value of $335,695.

    The Company issued 250,000 warrants to purchase common stock in connection with a consulting agreement.The warrants had a fair value of $397,500.

    The Company has received $5,054,220 of deposits from third party purchasers, which have been placed in an escrow account.

    During fiscal 1997:

    The Company issued 4,375,000 shares of stock in exchange for certain assets of Imtek Corporation as follows:

Inventory.........................................................  $ 353,954
Accounts receivable...............................................    356,609
                                                                    ---------
                                                                    $ 710,563
                                                                    ---------
                                                                    ---------

NOTE A--SUMMARY OF ACCOUNTING POLICIES

    A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of Imtek Office Solutions, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Imtek Corporation, a Maryland corporation, and Imtek Services Corporation (Services), a Maryland corporation.

    During 1998, Imtek Corporation acquired Office Supply Line (OSL), Capital Prepress Holdings, Inc. (CPHI), GLS Holdings, Inc. (GLS), Richmond Business Systems (RBS), Bohanon Business Systems, Inc. (BBS) and Perfect Copy. The acquisitions were accounted for as purchases and revenue and results of operations from the respective dates of acquisition have been included in the accompanying financial statements.

    Services' wholly-owned merchant banking subsidiary is Imtek Funding (Funding). In October 1997, Funding acquired Thompson Office Products, a company engaged in the purchase and resale of viaticated insurance policies. The acquisition was accounted for as a purchase, and revenue and results of operations from the date of acquisition have been included in the accompanying financial statements.

    Significant intercompany transactions have been eliminated in consolidation.

BUSINESS OPERATIONS

    Imtek Corporation is in the business of selling and servicing copiers, facsimile machines and printers, sales of office supplies, and commercial printing and copying. The Company conducts business in the Baltimore, Washington, D.C., Richmond and Tidewater, Virginia, and Atlanta, Georgia metropolitan areas and grants credit to customers in those regions.

    Funding's principal business activity is the purchase and resale of viaticated insurance policies of terminally ill individuals. Funding contracts with such individuals who desire to sell their life insurance policies for cash. Funding conducts this business through a broker network it has established throughout the continental United States.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

    Imtek Corporation recognizes revenue on equipment sales and supplies upon shipment of the sale. Revenue for servicing of the equipment is recognized at the time the service is performed. Deferred revenue consists of unearned maintenance contract revenue that is recognized using the straight-line method over the life of the related contract, generally twelve months.

    Imtek Funding recognizes revenue on viatical contracts at the time when title to the policy has been transferred to the purchaser.

ACCOUNTS RECEIVABLE

    For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible. At June 30, 1998, management estimates that all of the accounts receivable are collectible.

INVENTORY

    Inventories consist of copy machines, facsimile machines, duplicators, and parts and supplies used in the maintenance of office machines and consumable supplies. Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

    The Company provides depreciation and amortization for financial statement purposes over the estimated useful lives of the fixed assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense in the period the charges are incurred.

    The estimated service lives used in determining depreciation and amortization are as follows:

Furniture and fixtures, production equipment and equipment held for leases.................................................................  5-7 years
Computer equipment and software..........................................  5 years
                                                                           5-10
Leasehold improvements...................................................  years
Vehicles.................................................................  5 years

DEFERRED FINANCING COSTS

    Deferred financing costs represent costs incurred in obtaining funding under a note payable. The costs are being amortized over the life of the related note.

OTHER INTANGIBLE ASSETS

    Other intangible assets represent costs in excess of net assets acquired and non-compete agreements in connection with businesses acquired. Costs in excess of net assets acquired are being amortized to operations on a straight-line basis over fifteen years. Non-compete agreements are being amortized over the life of the agreement, generally 3 to 5 years.

ORIGINAL ISSUE DISCOUNT

    The original issue discount, which is shown as a reduction of the note payable, represents the value of warrants issued in connection with the related note payable. The original issue discount is being amortized over the life of the note.

FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amount of these financial instruments approximates their fair market value.

LONG-LIVED ASSETS

    The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and there is a likelihood that such operating losses will continue, the Company will determine if impairment exists based on the undiscounted expected future cash flows from operations before interest. Impairment losses would be measured based on the amount by which the carrying amount exceeds the fair value.

USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

    Income taxes are provided based on the liability method for financial reporting purposes. Deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes.

RECLASSIFICATIONS

    Certain items in the fiscal 1997 financial statements have been reclassified to conform to the current presentation.

EARNINGS PER SHARE

    Basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding securities, calculated using the treasury stock method.

FISCAL YEAR CHANGE

    In July 1998, the Board of Directors approved a change in the Company's fiscal year end from September 30 to June 30, effective with the fiscal period beginning October 1, 1997.

NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements. The Company plans to adopt SFAS 131 in the fiscal year beginning July 1, 1998 and does not believe its current segment data will change significantly under the newly adopted standards, which requires reporting on the basis that is used internally for evaluating segment performance.

NOTE B--PRIOR PERIOD ADJUSTMENT

    Additional paid-in capital and accumulated deficit were restated as of September 30, 1997 to reflect the acquisition of Imtek Corporation by Spectrum Equities, Inc. as a reverse acquisition, treating Imtek Corporation as the acquirer. Previous financial statements reflected Spectrum Equities as the acquirer.

    Prior to the acquisition, Spectrum Equities, Inc. was a public shell corporation with no operations since 1992. Imtek Corporation was an operating company prior to the acquisition .

    Simultaneous with the acquisition, the Company was renamed Imtek Office Solutions, Inc.

NOTE C--ESCROW DEPOSITS AND CUSTOMER ESCROW ACCOUNTS

    Prospective purchasers of viaticated life insurance policies deposit funds in a "Viatical Trust" bank account administered by an independent trustee (Trustee.) If the prospective purchaser decides not to purchase a policy, the Trustee refunds the deposit, without interest. Upon a sale, the escrowed funds are disbursed by the Trustee to the insured for the agreed purchase price of the life insurance policy. The ownership of the policy is transferred to the Trustee and the purchaser is designated as the beneficiary. The Trustee also makes a disbursement to Funding including fees to the Trustee for its services.

    Upon sale the Trustee also deposits funds into a separate escrow account to pay future premiums on the policy based upon the estimated remaining life of the insured. Funding does not guarantee the future payment of these premiums beyond the amounts deposited.

    Upon the death of the insured, the Trustee collects the policy proceeds and remits those funds to the purchaser.

NOTE D--BUSINESS ACQUISITIONS

    On April 22, 1997, the Company purchased a 100% interest in Imtek Corporation for 4,375,000 of the Company's common stock (see Note B). Imtek Corporation was incorporated on April 1, 1997.

    The balance sheet of Imtek Corporation consisted of:

Assets
  Inventory.......................................................  $ 353,954
  Trade notes receivable..........................................    356,609
                                                                    ---------
                                                                    $ 710,563
                                                                    ---------
                                                                    ---------

    On October 1, 1997, the Company acquired all of the issued corporate stock of Thompson Business Products ("Thompson"), an entity owned by officers of the Company, in exchange for 1,000,000 shares of the Company's common stock valued at $140,000 and cash of $172,826. Thompson purchases and resells insurance policies of terminally ill individuals.

    On October 1, 1997, the Company acquired certain assets of Richmond Business Systems, Inc. ("RBS") for cash of $37,500 and a cash payment of $2,000. The assets acquired included accounts receivable ($17,000), inventory ($11,000), furniture and fixtures ($9,500), and intangibles ($2,000).

    On October 1, 1997, the Company acquired certain assets of Bohanon Business Systems, Inc. ("BBS"). The assets acquired included accounts receivable ($17,000), inventory ($12,000) and furniture and fixtures ($5,000). The transaction was funded through the assumption of trade payables of $27,000 and a note payable of $7,000.

    On October 31, 1997, the Company acquired all of the outstanding common stock of Capital Prepress Holdings, Inc. ("CPHI") in exchange for 1,010,611 shares of common stock valued at $141,486 and a cash payment of $7,000. CPHI is a provider of digital imaging services.

    On November 1, 1997, the Company acquired all of the common stock of Office Supply Line Holding, Inc. ("OSLHI"), an entity owned by one of the Company's officers, in exchange for 465,000 shares of the Company's common stock valued at $65,170 and cash of $142,161. Additionally, the Company acquired the inventory of Office Supply Line, Inc., an entity related to OSLHI for $237,000, payable in $75,000 cash, $70,000 of assumed trade payables, and a $92,000 note payable. The Office Supply Line entities operate a retail office supply business.

       On November 1, 1997, the Company acquired all of the outstanding common stock of GLS Holdings, Inc. ("GLS") in exchange for 56,250 shares of common stock valued at $7,875 and a cash payment of $21,636. GLS is a provider of litigation support copy services.

    On June 1, 1998, the Company acquired certain assets of Perfect Copy. The assets acquired included furniture and fixtures ($90,000), accounts receivable ($50,000), inventory ($242,000), rental equipment ($20,000), and a non compete agreement ($35,000). The transaction was funded by a cash payment of $410,000 at settlement, a $50,000 escrow deposit and the assumption of maintenance contract liabilities in the amount of $100,000.

    The fiscal 1998 transactions have been recorded under the purchase method of accounting; accordingly, the results of operations of the entities from their respective acquisition dates are included in the accompanying consolidated financial statements. The purchase prices have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The fair value of assets acquired and liabilities assumed are summarized as follows:

                                                                  PERFECT      OSLHI
                                                      THOMPSON     COPY       AND OSL      CPHI        GLS        RBS        BBS
                                                     ----------  ---------  -----------  ---------  ---------  ---------  ---------
Current assets.....................................  $1,388,929  $ 292,000   $ 237,000   $  --      $  --      $  28,000  $  29,000
Property and equipment.............................      --        110,000      --          --         --          9,500      5,000
Other assets.......................................      --         --          --          --          7,875     --         --
Intangibles........................................      30,000     35,000      --          --         --         --         --
Goodwill...........................................   1,253,269    123,000     132,331     148,486     29,511      2,000     --
Current liabilities................................  (1,279,929)   (50,000)     --          --         --         --         --
Long-term liabilities..............................  (1,079,443)  (100,000)     --          --         --         --         --

    The following table reflects unaudited pro forma combined results of operations of the Company and the above acquisitions on the basis that the acquisitions had taken place at the beginning of the fiscal period for each of the periods presented:

                                                                       JUNE 30, 1998  SEPTEMBER 30, 1997
                                                                       -------------  ------------------
Revenues.............................................................  $  27,726,255    $    8,958,416
Net income...........................................................        676,781            40,856
Net income per common share:
  Basic..............................................................            .09               .01
  Diluted............................................................            .09               .01
Shares used in computation
  Basic..............................................................      7,532,361         7,532,361
  Diluted............................................................      7,540,117         7,532,361

    In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

NOTE E--NOTES RECEIVABLE

    During the year ended September 30, 1997, the Company advanced monies to CMS Holdings, Inc. (CMS), an entity controlled by certain of the Company's officers. These funds were advanced in the anticipation of performance in connection with a service agreement entered into by the Company and CMS (see Note M). This note of $20,466 was paid in 1998.

NOTE F--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                 JUNE 30, 1998  SEPTEMBER 30, 1997
                                                                                 -------------  ------------------
Production equipment...........................................................   $ 1,351,830       $   35,740
Computer equipment and software................................................        60,355           --
Furniture and fixtures.........................................................       427,840           --
Leasehold improvements.........................................................        27,448           --
Vehicles.......................................................................         5,029           --
Equipment held for leases......................................................        20,000           --
                                                                                 -------------         -------
  Total property and equipment.................................................     1,992,502           35,740
Less accumulated depreciation and amortization.................................       111,614            1,783
                                                                                 -------------         -------
  Property and equipment, net..................................................   $ 1,880,888       $   33,957
                                                                                 -------------         -------
                                                                                 -------------         -------

NOTE G--ACCOUNTS PAYABLE--RELATED PARTY

    The Company used the trade credit facilities of CMS and Amerilease, entities owned by certain of the Company's officers. The balance payable at June 30, 1998 and September 30, 1997 was $795,205 and $73,063, respectively.

NOTE H--NOTES PAYABLE

    On May 29, 1998, the Company entered into a subordinated acquisition line of credit agreement with Sirrom Capital Corporation (Sirrom) for $6,000,000. The Company is using this facility to assist in financing acquisitions and working capital. As of June 30, 1998, the balance outstanding under this note was $3,370,000.

       Interest on the balance, at 14% per annum, is payable monthly through May 28, 2003, at which time the entire outstanding principal balance is due. This note is collateralized by substantially all of the Company's assets. Sirrom has agreed to subordinate its security position to a future senior lender. As additional consideration, the Company granted Sirrom warrants for 119,891 shares, which have been reflected as an original issue discount of $335,695 and will be amortized over the term of the loan on a straight-line basis.

    The note is collateralized by all of the outstanding stock of the Company's subsidiaries.

    Subsequent to June 30, 1998, the Company borrowed the remaining $2,630,000 available under this facility.

    The Company has a note payable to Crestar Bank for $51,475 at June 30, 1998. The note calls for monthly installments of $922 including principal and interest at 8.56%, through February 15, 2002. The note is collateralized by substantially all assets of the Company. The note was paid subsequent to June 30, 1998.

    The Company has a $350,000 revolving line-of-credit with Regency Bank, which bears interest at prime plus >% payable monthly. The line is collateralized by all accounts receivable, chattel paper, certain inventory and general intangibles. The loan is guaranteed by the Company and all subsidiaries. The balance of $200,000 at June 30, 1998 was paid subsequent to year-end.

    In conjunction with the acquisition of Thompson, the Company entered into an unsecured note payable with a former owner of Thompson. The note has a balance of $705,099 at June 30, 1998. The note requires a balloon payment of $160,000 on July 1, 1998 and monthly payments thereafter of $13,333 including interest at 8% through June 1, 2002.

    The Company has unsecured working capital notes payable to two individuals which have an aggregate outstanding balance of $66,087 at June 30, 1998. The notes require monthly payments ranging from $744 to $850 and bear interest at 10%. The notes are due on August 1, 2001.

    Scheduled maturities of notes payable for the next five years are as follows:

1999.............................................................  $ 560,055
2000.............................................................    146,822
2001.............................................................    159,359
2002.............................................................    156,425
2003.............................................................  3,370,000

NOTE I--OBLIGATION UNDER CAPITAL LEASE

    The Company leases printing equipment under capital leases with Amerilease, an entity owned by certain of the Company's officers expiring at various dates through 2002. The following is a schedule of property leased under capital leases as of June 30, 1998:

Printing equipment..............................................  $1,240,695
Less accumulated depreciation...................................    (66,466)
                                                                  ---------
                                                                  $1,174,229
                                                                  ---------
                                                                  ---------

    Minimum future lease payments under the capital leases as of June 30, 1998 are as follows:

1999............................................................  $ 333,356
2000............................................................    175,501
2001............................................................    268,706
2002............................................................    254,796
2003............................................................    527,691
                                                                  ---------
Total minimum lease payments....................................  1,560,050
Less amount representing interest...............................    337,391
                                                                  ---------
Present value of net minimum lease payments.....................  $1,222,659
                                                                  ---------
                                                                  ---------
Current.........................................................  $ 234,081
Long-term.......................................................    988,578
                                                                  ---------
                                                                  $1,222,659
                                                                  ---------
                                                                  ---------

NOTE J--PUT OPTION OBLIGATION

    Under an agreement dated May 29, 1998, the warrant holder (Sirrom) is granted the right to purchase 119,891 shares (Base Amount) of the Company's common stock. The number of shares which may be purchased increases based on borrowings under the note to Sirrom at certain dates. At May 29, 2001, the base increases to 160,670 shares. On May 29, 2002, the base increases to 201,868 shares and on May 29, 2003, the base increases to 243,491 shares. The Base Amount further increases to 569,885 shares in the event the Company does not complete a secondary public offering with net proceeds to the Company of at least $15,000,000 by May 29, 1999. If the initial Base Amount is increased as set forth above, the outstanding debt shall be adjusted to increase the adjusted initial Base Amount by 0.5% for each year the note remains outstanding beyond May 29, 2001.

    The warrants may be exercised at any time until July 31, 2003 at $.01 per share.

    The Company granted a Put Option on the warrants which grants to the holder the right to require the Company to redeem the warrants for a period of 60 days immediately prior to their expiration for the fair market value of the shares of common stock represented by the warrants. As a result of this Put Option, the amount has been classified as a long-term obligation.

NOTE K--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company conducts its operations in leased facilities. These facilities are leased under operating leases which expire at various dates through 2007 and require monthly payments ranging from $540 to $8,549.

    In June 1997, the Company entered into a lease agreement for three high volume Xerox copiers from a related party. These copiers are rented on a month-to-month basis with a thirty-day notification period required to terminate the lease. Monthly lease payments are computed based upon $.01 per copy.

    The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of June 30, 1998.

YEAR                                                                                  AMOUNT
----------------------------------------------------------------------------------  ----------
1999..............................................................................  $  368,700
2000..............................................................................     323,800
2001..............................................................................     262,300
2002..............................................................................     210,900
2003..............................................................................     170,000
Thereafter........................................................................     330,000

    Total rent expense for the nine months ended June 30, 1998 and year ended September 30, 1997 was $271,910 and $7,674, respectively.

FINANCIAL ADVISOR AGREEMENT

    During 1998, the Company entered into a one year agreement with Ferris, Baker Watts (FBW), to provide financial advisory services to the Company. Under terms of this agreement, the Company issued FBW 250,000 warrants to purchase the Company's common stock for $5 per share. The warrants expire May 2003 and are exercisable the earlier of (1) March 2, 2000, (2) one year after a public offering, or (3) upon a change of control transaction.

    The Company agreed to pay FBW a fee equal to 5% of the gross proceeds raised in private placements of equity, 3% of the gross proceeds raised in the private placement of debt and 2% of the purchase price of any merger/acquisition transactions brokered by FBW.

    In the event of a public offering, the Company agreed to grant FBW the option to purchase an additional 15% of the Company's offered Common Stock up to 30 days subsequent to the public offering at a price which approximates 93% of the gross price.

LITIGATION

    The Company is currently involved in litigation which alleges copyright infringement and breach of contract claiming damages of $500,000. Neither the Company, nor any of its subsidiaries is a defendant in the case, however, the Company has agreed to indemnify one of the former owners of Thompson in the case. Management of the Company believes that the claim is without merit and intends to defend the suit vigorously. Based on currently available information, management believes that the resolution of the matter will not have a material adverse effect on the Company's operating results or financial position.

NOTE L--STOCKHOLDERS' EQUITY

PREFERRED STOCK

    In January 1998, the Company issued a private placement memorandum for an offering of up to $7,500,000 of non-voting, convertible preferred stock. Proceeds from the issuance are to fund acquisitions. In March, 1998 the Company terminated the offering after having sold 6,740 shares for $626,820, net of issuance costs.

    The preferred shares carry an annual dividend rate of 9.0% payable annually beginning October 1, 2001. In the event of a conversion of the shares into common stock, any accrued and unpaid dividends will be waived. At June 30, 1998 the aggregate amount of cumulative dividends in arrears was $5,055 or $.75 per share.

    The Company may redeem the shares for $100 per share, plus accrued and unpaid dividends, plus a cash call premium based on the elapsed time between the issue date and cash redemption which ranges from $2.00 for 91 days to $20 for over 900 days.

    Upon liquidation, dissolution, or winding up of the Company, holders of shares will receive $100 per share plus accrued and unpaid dividends. Such distributions have priority over any distribution to common stockholders.

    At the option of the holder, the shares are convertible into common stock. The conversion rate is based upon the conversion date and ranges from 12 to 21 shares of common stock.

NOTE M--RELATED PARTY TRANSACTIONS

    Through October 1, 1997, the Company had a servicing agreement with CMS, an entity owned by certain of the Company's officers. CMS performed certain maintenance, repair, marketing and administrative tasks for the Company. Total service expense for the year ended September 30, 1997 to CMS was approximately $977,000.

    During 1997, the Company also engaged in trade credit facility transactions with Amerilease, a company owned by certain of the Company's officers. The total expense for the year ended September 30, 1997 to Amerilease was approximately $107,000.

    During fiscal 1998, the Company leased equipment with a value of $1,240,695 from Amerilease under a capital lease.

    From October 1, 1997 through December 31, 1997, the Company paid $150,000 in management fees to Beneficial Assistance, Inc., an entity owned by officers of the Company operating Thompson.

NOTE N--DEPENDENCE ON MAJOR VENDORS

    During 1997 the Company purchased copiers, facsimile machines and other office equipment primarily from one manufacturer. The cost of the equipment purchased from this manufacturer was approximately $744,000. During 1998 there was no vendor or manufacturer which represented more than 10% of purchases.

NOTE O--CONCENTRATIONS OF CREDIT RISKS

    The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures deposits at each institution up to $100,000. Balances in excess of this amount are $2,749,168 for the year ended June 30, 1998. The company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE P--EARNINGS PER COMMON SHARE

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

                                                                                 JUNE 30, 1998  SEPTEMBER 30, 1997
                                                                                 -------------  ------------------
Basic EPS
  Income available to common stockholders......................................   $   598,013     $       58,367
  Weighted average number of common shares outstanding.........................     7,412,033          2,253,425
                                                                                 -------------  ------------------
    Basic EPS..................................................................   $       .08     $          .03
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
Diluted EPS
  Income available to common stockholders......................................   $   598,013     $       58,367
  Less impact of assumed conversions...........................................       --                --
                                                                                 -------------  ------------------
    Income available to common stockholders on a diluted basis.................       598,013             58,367
  Weighted average number of common shares outstanding.........................     7,412,033          2,253,425
  Effect of convertible preferred stock........................................         7,756           --
                                                                                 -------------  ------------------
    Adjusted weighted average number of common shares outstanding..............     7,419,789          2,253,425
                                                                                 -------------  ------------------
    Diluted EPS................................................................   $       .08     $          .03
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------

    During 1998, warrants for 250,000 shares of common stock have been excluded, as they are anti-dilutive.

NOTE Q--INCOME TAXES

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    The components of income tax expenses are as follows:

                                                             JUNE 30, 1998  SEPTEMBER 30, 1997
                                                             -------------  ------------------
Currently payable..........................................   $   414,314       $   20,600
Deferred...................................................        16,634)          --
                                                             -------------         -------
                                                              $   397,680       $   20,600
                                                             -------------         -------
                                                             -------------         -------

    The Company's provision for income taxes differs from the anticipated Federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                              JUNE 30, 1998   SEPTEMBER 30, 1997
                                                             ---------------  -------------------
Taxes at statutory rate....................................          34.0%              34.0%
Benefit of operating loss carryforwards....................        --                  (15.0)
State income taxes.........................................           5.7                7.0
                                                                      ---              -----
                                                                     39.7%              26.0%
                                                                      ---              -----
                                                                      ---              -----

    Deferred taxes at June 30, 1998 and September 30, 1997 are comprised as follows:

                                                             JUNE 30, 1998  SEPTEMBER 30, 1997
                                                             -------------  -------------------
Current deferred tax asset
Operating loss carryforward................................   $    56,948        $  --
Deferred expense on stock warrants.........................        25,176           --
                                                             -------------           -----
                                                                   82,124           --
Non-current deferred tax liability
Depreciation and amortization..............................       (65,490)          --
                                                             -------------           -----
                                                              $    16,634        $  --
                                                             -------------           -----
                                                             -------------           -----

NOTE R--INDUSTRY SEGMENTS

    The Company currently operates in two principal areas, product sales and service and merchant banking. Product sales and service includes the sale of business equipment and the service thereof. Merchant banking is comprised principally of the processing of viatical settlements.

    Information by industry segment is as follows:

                                                        NINE MONTHS ENDED       YEAR ENDED
                                                          JUNE 30, 1998     SEPTEMBER 30, 1997
                                                        ------------------  ------------------
INDUSTRY SEGMENT DATA

Net sales to unaffiliated customers
  Products sales and service..........................    $    5,854,400      $    2,094,972
  Merchant banking....................................        21,088,242            --
                                                        ------------------  ------------------
                                                          $   26,942,642      $    2,094,972
                                                        ------------------  ------------------
                                                        ------------------  ------------------
Operating (loss) income
  Products sales and service..........................    $     (644,461)     $       72,433
  Merchant banking....................................         1,767,198            --
                                                        ------------------  ------------------
                                                          $    1,122,737      $       72,433
                                                        ------------------  ------------------
                                                        ------------------  ------------------
Assets
  Products sales and service..........................    $    8,022,467      $    1,007,339
  Merchant banking....................................         8,502,290            --
                                                        ------------------  ------------------
                                                          $   16,524,757      $    1,007,339
                                                        ------------------  ------------------
                                                        ------------------  ------------------
Capital expenditures
  Products sales and service..........................    $    1,715,055      $       35,740
  Merchant banking....................................           241,707            --
                                                        ------------------  ------------------
                                                          $    1,956,762      $       35,740
                                                        ------------------  ------------------
                                                        ------------------  ------------------
Depreciation and amortization expense
  Products sales and service..........................    $      141,689      $        3,925
  Merchant banking....................................            46,396            --
                                                        ------------------  ------------------
                                                          $      188,085      $        3,925
                                                        ------------------  ------------------
                                                        ------------------  ------------------

NOTE S--RETIREMENT PLAN

    The Company sponsors a defined contribution 401(k) Profit Sharing Plan covering all full time employees who have been employed for six months. The Plan is noncontributory by the Company and allows participants to contribute a portion of their annual salary up to limitations established by ERISA.

NOTE T--SUBSEQUENT EVENTS

    In July 1998, the Company entered into agreements with five companies to acquire assets or stock. The transactions are summarized below:

FORBES ENTERPRISES

    On July 1, 1998, the Company acquired certain assets of Forbes Enterprises in exchange for cash of $115,000, assumption of liabilities and notes payable of approximately $750,000.

KEYSTONE DIGITAL IMAGING, INC. (KDI)

    On July 22, 1998, the Company acquired certain assets of KDI, a Pennsylvania corporation engaged in the sale, leasing, rental, servicing and wholesaling of office equipment, products and supplies. The transaction was funded through the cash payment of $800,000 at settlement, a note payable of $130,000 and the assumption of maintenance contract liabilities of $141,000.

BARBERA BUSINESS SYSTEMS, INC (BARBERA)

    The Company acquired all of the common stock of Barbera, a Maryland corporation in the retail business of selling, leasing and servicing office equipment and related supplies throughout Maryland and Washington DC, in exchange for a cash payment of $1,500,000, a note payable of $225,119 and 200,000 shares of common stock.

AMI

    In July, 1998, the Company entered into an agreement with AMI Group, Inc., a Maryland corporation involved in selling photocopy equipment and providing third party administrative and marketing services for equipment resellers. Under the terms of the agreement, the Company, in exchange for the assumption of liabilities amounting to $460,000, purchased certain customer accounts. The Company has placed the purchase price in escrow at June 30, 1998.

RUTTENBERG

    In July, 1998 the Company entered into an agreement with Ruttenberg & Associates, an Illinois corporation involved in the sale of viaticated insurance policies. The transaction was accounted for as a purchase with a cash payment of $78,000 at settlement.

MERCANTILE LINE-OF-CREDIT

    Subsequent to June 30, 1998, the Company entered into a two-year line-of-credit agreement with Mercantile-Safe Deposit & Trust Company for a $3,000,000 credit facility to meet short-term working capital needs. Advances under the line will be limited to 70% of eligible accounts receivable and leases. The borrowings bear interest at prime plus 1% and provide for a facility fee of % of the average unused portion of the line. The borrowings are collateralized by a first priority lien on accounts receivable, inventory, equipment and all other assets and stipulates certain financial covenants.

STOCK OPTION PLAN

    On August 23, 1998, the Board of Directors adopted the Company's 1998 Stock Option Plan. All present and future employees of the Company are eligible to receive incentive awards under the Plan. Nonemployee directors and consultants or other independent contractors are also eligible. The Plan authorizes the reservation of 25,000,000 shares of common stock for issuance pursuant to incentive awards. No more than 1,000,000 shares may be awarded to an employee in any year. An independent committee will administer the Plan.

    Options to purchase shares of common stock granted under the Plan may be incentive stock options or nonstatutory options. The option price covered by an incentive stock option may not be less than 100% (or, in the case of an incentive stock option granted to a 10% stockholder, 110%) of the fair market value of the common stock on the date of the grant. In addition, no more than $100,000 of incentive stock options, based on the exercise price, may be initially exercisable in any calendar year under the Plan. The exercise price a nonstatutory option may not be less than 100% of the fair market value of the stock on the date of grant. There are no options presently outstanding under the plan.

NOTE U--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   1998
                                                         --------------------------------------------------------
                                                            FIRST         SECOND         THIRD        TOTAL FOR
                                                           QUARTER       QUARTER        QUARTER      NINE MONTHS
                                                         ------------  ------------  -------------  -------------
Revenue................................................  $  6,591,531  $  9,938,742  $  10,412,368  $  26,942,642
Gross profit...........................................     1,671,367     2,101,577      1,751,367      5,524,312
Net income.............................................       268,231       323,644         11,193        603,068
Per share data:
  Basic................................................           .04           .04            .00            .08
  Diluted..............................................           .04           .04            .00            .08

                                                                                       1997
                                                         ----------------------------------------------------------------
                                                            FIRST       SECOND       THIRD        FOURTH        TOTAL
                                                           QUARTER      QUARTER     QUARTER      QUARTER       FOR YEAR
                                                         -----------  -----------  ----------  ------------  ------------
Revenue................................................   $  --        $  --       $  867,535  $  1,227,437  $  2,094,972
Gross profit...........................................      --           --           77,556       148,713       226,269
Net income.............................................      --           --           37,947        20,420        58,367
Per share data:
  Basic................................................      --           --              .02           .01           .03
  Diluted..............................................      --           --              .02           .01           .03

Schedule II--Valuation and Qualifying Accounts

                                                                              PERIOD ENDED JUNE 30, 1998
                                                            ---------------------------------------------------------------
                                                                          ADDITIONS
                                                            -------------------------------------

                                                              BALANCE      CHARGED      CHARGED
                                                                AT        TO COSTS        TO                      BALANCE
                                                             BEGINNING       AND         OTHER                    AT END
                                                             OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
                                                            -----------  -----------  -----------  -----------  -----------
Allowance for doubtful receivables........................   $   4,000    $  --        $  --        $   4,000    $  --
                                                            -----------       -----        -----   -----------       -----
                                                            -----------       -----        -----   -----------       -----

                                                                               YEAR ENDED SEPTEMBER 30, 1997
                                                             -----------------------------------------------------------------
                                                                            ADDITIONS
                                                             ---------------------------------------

                                                                BALANCE       CHARGED      CHARGED
                                                                  AT         TO COSTS        TO                       BALANCE
                                                               BEGINNING        AND         OTHER                     AT END
                                                               OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS     OF YEAR
                                                             -------------  -----------  -----------  -------------  ---------
Allowance for doubtful receivables.........................       --         $   4,000    $  --         $  --        $   4,000
                                                                     ---    -----------       -----         -----    ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    In October, 1997, the Registrant dismissed Grant-Schwartz Associates, CPAs, the independent accountant engaged to audit the Registrant's financial statements for at least the fiscal years ended September 30, 1996 and 1995, as reported on Form 8-K dated October 24, 1997, which is hereby incorporated by reference. This decision was approved by the Registrant's Board of Directors. There were no disagreements between the Registrant and Grant-Schwartz Associates, CPAs on any matter of accounting principles or practices, financial disclosure or audit scope or procedures.

    The Accountants' report issued by Grant-Schwartz Associates for the years ended September 30, 1996 and 1995 and dated October 15, 1996 and May 16, 1996, respectively, were qualified as to "going concern".

    On October 24, 1997, the Registrant appointed Rosenberg, Rich, Baker, Berman and Registrant as its accountants to audit the financial statements for the year ended September 30, 1997, as reported on Form 8-K dated October 24, 1997, which is hereby incorporated by reference.

    On July 31, 1998, the Registrant disengaged Rosenberg, Rich, Baker, Berman as its independent accountants. This decision was approved by the Registrant's Board of Directors. The accountants' report issued by Rosenberg, Rich, Baker, Berman for the year ended September 30, 1997 dated December 19,1997 was unqualified. There were no disagreements between the Registrant and Rosenberg, Rich, Baker, Berman and Company on any matter of accounting principles, practices, financial disclosure or auditing scope or procedure.

    On July 31, 1998 the Registrant appointed Grant Thornton, LLP as its new accountants as reported on Form 8-K dated July 31, 1998, which is hereby incorporated by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The directors, executive officers and key management employees of the Registrant as of September 18, 1998 are:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

Edwin C. Hirsch......................................          50   Chairman of the Board, Chief Executive Officer

Robert W. Hoover.....................................          52   Director, President

Michael L. Lowe......................................          43   Director, Vice President, Chief Operating Officer

Brad C. Thompson.....................................          42   Director, Chief Financial Officer, Assistant
                                                                      Secretary

Robert J. Brown......................................          52   Senior Vice President; Secretary

Richard H. Guilford..................................          70   Director

Peter B. Lilly.......................................          50   Director

    Edwin C. Hirsch has been the Registrant's Chief Executive Officer and Chairman of the Board of Directors since April 22, 1997. Mr. Hirsch served as President of the Registrant from April 22, 1997 to June, 1998. From August, 1995 through October, 1997, Mr. Hirsch was the President of CMS Inc. From 1990 through 1996 Mr. Hirsch served as the President of Reptech, Inc., A US-China Joint Venture entity in connection with the sale and production of high energy magnets. Mr. Hirsch currently serves on the Board of Directors of Reptech, Inc. From 1984 through 1989, Mr. Hirsch was a principal in Commonwealth Financial Associates, Inc., a merchant banking company. Mr. Hirsch holds a BS in Engineering from the US Military Academy at West Point. After completing his military obligation, Mr. Hirsch began his professional career in sales with IBM and Commercial Credit Company.

    Robert W. Hoover, has been the Registrant's President since June 1998 and has been a director of the Registrant since November 18, 1997. Prior to that time Mr. Hoover was the Executive Vice President of the Registrant since joining the registrant November 18, 1997. From 1995 through September 30, 1997, Mr. Hoover was the President of Beneficial Assistance, Inc., an entity acquired by the Registrant in October, 1997. The business of Beneficial Assistance, Inc. is currently conducted by Imtek Funding, a wholly-owned indirect subsidiary of the Registrant. From 1984 through 1994, Mr. Hoover was a principal with Commonwealth Financial Associates. From 1977 through 1983 Mr. Hoover was employed by Commercial Credit Company holding several senior management positions. Mr. Hoover holds a Bachelor of Arts degree from Loyola College, Baltimore.

    Michael L. Lowe, has been the Registrant's Chief Operating Officer since April, 1997. From 1991 through 1995, Mr. Lowe was a senior manager and a Divisional Vice President at Danka Business Systems, Inc. From 1995 to 1997, Mr. Lowe was the president of Office Supply Line, Inc., a retailer of office supplies located in Hopewell, Virginia. After graduating from West Liberty College, Mr. Lowe began his professional sales and management career with Northwestern Insurance Company prior to starting-up his own Cannon Copier dealership in Charlestown, West Virginia. Mr. Lowe has been a director of the Registrant since November 18, 1997.

    Brad C. Thompson , CPA, has been the Registrant's Chief Financial Officer and Director since November 18, 1997. From January, 1997 until September 30, 1997, Mr. Thompson served as Vice President of Beneficial Assistance, Inc., an entity acquired by the Registrant in October, 1997. From 1993 through October, 1997, Mr. Thompson was a director and shareholder in the public accounting firm of Schiller, Holinsky & Gardyn, PA. From 1980 through 1993, Mr. Thompson was a senior manager with Grant Thornton -- an international public accounting firm. Prior to that Mr. Thompson was employed by a local Baltimore accounting firm. Mr. Thompson is a 1978 graduate of Loyola College in Baltimore.

    Robert J. Brown, has served as a Senior Vice President and Secretary since April, 1997. Mr. Brown served as director of the Registrant from April 1997 through September 11, 1998. Prior to joining the Registrant, Mr. Brown owned and managed several equipment leasing and financial services companies including American Banking Services, Inc. which managed equipment and lease portfolios for the RTC and several banks. From 1967 through 1982, Mr. Brown was employed by Commercial Credit Company where he held a variety of credit and marketing management positions. Mr. Brown is a graduate of the University of Baltimore.

    Richard H. Guilford, was elected as a director of the Registrant on September 11, 1998. Mr. Guilford is currently the President of the United States Company, a Richmond, Virginia management consulting firm which he co-founded in 1995. Mr. Guilford currently serves as the Chairman of the Board of Directors of Market-Pro, Inc. an Atlanta Georgia based employment placement firm and the Star Group Ltd., an environmental engineering firm and is a member of the board of directors of Environmetrics, Inc. In 1986, Mr. Guilford founded HazWaste Industries, Inc. and served as its Chairman, President and Treasurer until the Registrant was sold in 1995. Prior to 1986, Mr. Guilford served at the senior management level of several financial services companies. Mr. Guilford attended the University of Richmond and completed the Executive Program from the Darden Graduate School of Business, University of Virginia.

    Peter B. Lilly, was elected a director of the Registrant on September 11, 1998. Mr. Lilly currently serves as a director for Peabody Holding Company, Inc., the National Coal Association and the National Mining Association. From 1991 through 1998, Mr. Lilly served as the President and Chief Operating Officer of Peabody Holding Company, Inc. From 1980 through 1991, Mr. Lilly served as a Senior Vice President of the Kerr-McGee Corporation and was the President of Kerr-McGee Coal Corporation. Mr. Lilly received a BS in Engineering from the US Military Academy, an MBA in Industrial Marketing and Operations Management from Harvard University and graduated from the Kellogg School at Northwestern University.

    All directors hold office until the next annual meeting of the shareholders of the Registrant and until their successors are elected and qualified. Officers hold office until the first meeting of the directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

    Messrs. Guilford and Lilly were elected to the Board of Directors and agreed to serve in that capacity effective September 11, 1998. Mr. Brown did not seek re-election.

ITEM 11. EXECUTIVE COMPENSATION.

NAME AND PRINCIPAL POSITION                                                                  YEARS(6)     SALARY(7)
------------------------------------------------------------------------------------------  -----------  -----------

Edwin C. Hirsch...........................................................................
  Chief Executive Officer                                                                    1998 1997     61,167 0(8)

Robert W. Hoover..........................................................................
  Executive Vice President                                                                   1998 1997     60,333 0(9)

Michael L. Lowe...........................................................................
  Chief Operating Officer                                                                    1998 1997     60,333 0(10)

Brad C. Thompson..........................................................................
  Chief Financial Officer                                                                    1998 1997     57,317 0(11)

Robert J. Brown...........................................................................
  Senior Vice President                                                                      1998 1997     54,817 0(12)

Andrew J. Walter..........................................................................
  Vice President(13)                                                                         1998 1997     50,000 0(14)

------------------------

(6) The Registrant's 1998 fiscal year began October 1, 1997 and ended June 30, 1998 (the "1998 Fiscal Year"). The Registrant's 1997 fiscal year began October 1, 1996 and ended September 30, 1997 (the "1997 Fiscal Year"). The Registrant conducted no operations prior to April, 1997. Therefore, no information is provided with respect to periods prior to the 1997 Fiscal Year.

(7) Salaries stated for Fiscal Year 1998 represent amounts actually earned during the 9 month period between October 1, 1997 and June 30, 1998. Prior to January 1, 1998, none of the persons listed were compensated for their services. From January 1, 1998 through May 31, 1998, the stated salaries of each of the listed persons was $100,000 per year. After June 1, 1998, Mr. Hirsch was paid at a rate of $180,000 per year, Messrs. Hoover and Lowe were each paid at a rate of $170,000 per year, Mr. Thompson was paid at a rate of $150,000 per year, and Mr. Brown was paid at a rate of $125,000 per year. Mr. Walter was not compensated after June 30, 1998. Prior to such time, he was paid at a rate of $100,000 per year.

(8) During the 1997 Fiscal Year, Mr. Hirsch served as the Company's Chief Executive Officer from April, 1997 to September 30, 1997. During such time, Mr. Hirsch received no compensation.

(9) Robert W. Hoover was not employed by the Registrant during the 1997 fiscal year.

(10) Mr. Lowe has served as the Chief Operating Officer of the Registrant since April, 1997, but received no salary for his services during the 1997 fiscal year.

(11) Mr. Thompson was not employed by the Registrant during the 1997 fiscal year.

(12) Mr. Brown served as a Senior Vice President and Secretary of the Registrant since April, 1997, but received no salary for his services during the 1997 fiscal year.

(13) Mr. Walter served as Vice President of the Registrant from October, 1997 to July 1, 1998.

(14) Mr. Walter was not employed by the Registrant during the 1997 fiscal year.

    The officers of the Registrant received no compensation for their services to the Registrant prior to January 1, 1998. Previously, a management fee was paid to the previous owners, related parties to the Company, for management of the business.

    The Registrant has not adopted a policy for compensating its directors. The Registrant's Board of Directors has not elected committees. It is anticipated that the Board will establish, at a minimum, an audit committee and a compensation committee. The Registrant did not compensate any Director in connection with their service on the Board. The Registrant compensated its directors who are also officers as noted above, in their capacity as officers of the Registrant.

    During the fiscal year ended June 30, 1998 the Registrant entered into a consulting agreement with Mr. Guilford, a director of the Registrant. Under the terms of this agreement, the Registrant paid Mr. Guilford $23,000, which was charged to earnings during the year ended June 30, 1998.

    On July 1, 1998, the Registrant and its subsidiaries entered into a Severance Agreement and General Release with Andrew J. Walter, under which Mr. Walter terminated his employment and resigned from all positions with the Registrant and its subsidiaries and provided the Registrant and its subsidiaries with a general release. Under the agreement, the Registrant made a cash payment of $160,000 to Mr. Walter, less standard withholdings required by law, and made a commitment to pay Mr. Walter $160,000 a year for the four year period following July 1, 1998 on a bi-weekly basis in accordance with its regular payroll policies and practices. In addition, the Registrant agreed to purchase 150,000 shares of common stock of the Registrant from Mr. Walter at a price of $5 per share upon the effective date of a registration statement relating to a public offering by the Registrant of its common stock or December 31, 1999, whichever is earlier, and agreed to provide Mr. Walter with registration rights in connection with shares of common stock of the Registrant which are not to be purchased pursuant to the Severance Agreement and General Release and certain other consideration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table shows the amount of common stock owned as of September 18, 1998 by each director, and by all directors and officers as a group consisting of seven persons. Each individual has beneficial ownership of the shares and each individual has sole voting and investment power with respect to the number of shares beneficially owned. In addition, the table also shows those persons or entities beneficially known to own more than 5% of the outstanding common stock as of September 18, 1998.

NAME AND ADDRESS OF                                                               AMOUNT AND NATURE OF  PERCENT OF
  BENEFICIAL OWNER                                                                BENEFICIAL OWNERSHIP   CLASS(15)
--------------------------------------------------------------------------------  --------------------  -----------

Edwin C. Hirsch.................................................................         2,131,033(16)       28.29
  Director, Chief Executive Officer
  704 Severnside Ave
  Severna Park, MD 21146

Michael L. Lowe.................................................................           709,325(17)        9.42
  Director, Chief Operating Officer
  12205 Renwich Ct.
  Glen Allen, VA 23060

Robert J. Brown.................................................................         1,989,147(18)       26.41
  Senior Vice President
  1210 Lorene Dr
  Pasadena, MD 21122

Brad C. Thompson................................................................           423,500(19)        5.62
  Director, Chief Financial Officer
  8348 Fairwood Ct.
  Pasadena, MD 21122

NAME AND ADDRESS OF                                                               AMOUNT AND NATURE OF  PERCENT OF
  BENEFICIAL OWNER                                                                BENEFICIAL OWNERSHIP   CLASS(15)
--------------------------------------------------------------------------------  --------------------  -----------
Andrew J. Walter(20)............................................................           369,500            4.91
  Vice President (October   , 1997 to July 1, 1998)
  11851 Drawbridge Rd.
  Princess Anne, MD 21853

Robert W Hoover.................................................................           679,000(21)        9.01
  Director, President
  2593 Lawnside Rd.
  Timonium, MD 21093

Richard H. Guilford.............................................................                 0               0

Peter Lilly.....................................................................                 0               0

All officers and Directors as a group (7 persons)...............................         5,059,575           67.17

American Trading Services(22)...................................................           602,303(23)        7.99
  2111 Van Deman Street,
  Baltimore, MD 21224

------------------------

(15) Class consists of common stock, par value $.000001 per share. Figures are rounded to the nearest one-hundredth of one percent.

(16) Includes (i) 943,000 shares owned of record by Mr. Hirsch with respect to which Mr. Hirsch has exclusive voting and investment power, (ii) 314,217 shares owned of record by Mr. Hirsch's spouse, Janet M. Eckman, (iii) 631,930 shares owned of record by American Trading Services, Inc. and with respect to which Mr. Hirsch shares voting and investment power with Mr. Brown, as 50% owner of American Trading Services, Inc., (iv) 233,886 shares which are owned by of record by Ambol Investment, LLC, of which Mr. Hirsch is sole member, and (v) 8,000 shares owned of record by Bison Financial, LLC, of which Mr. Hirsch is sole member.

(17) Includes (i) 463,325 shares owned of record by Mr. Lowe and his spouse as joint tenants, (ii) 10,000 shares owned of record by Karen W. Lowe, Mr. Lowe's spouse, (iii) 2,750 shares owned of record by Matthew W. Lowe, Mr. Lowe's son, (iv) 2,750 shares owned of record by Brian M. Lowe, Mr. Lowe's son, and (v) 230,500 shares owned of record by Toas, LLC, a limited liability company, with respect to which Mr. Lowe shares voting and investment power with Mr. Thompson, as 50% member of Toas, LLC.

(18) Includes (i) 1,043,000 shares owned of record by Mr. Brown with respect to which Mr. Brown has exclusive voting and investment power, (ii) 314,217 shares owned by Pamela Brown, Mr. Brown's spouse, and (iii) 631,930 shares which are owned of record by American Trading Services, Inc. and with respect to which Mr. Brown shares voting and investment power with Mr. Hirsch as 50% owner of American Trading Services, Inc.

(19) Includes (i) 123,000 shares owned of record by Mr. Thompson, with respect to which Mr. Thompson has exclusive voting and investment power, (ii) 50,000 shares owned of record by Janice F. Thompson, Mr. Thompson's spouse, (iii) 10,000 shares owned of record by Eric F. Thompson, Mr. Thompson's son, (iv) 10,000 shares owned of record by Mary E. Thompson, Mr. Thompson's daughter, and (v) 230,500 shares owned of record by Toas, LLC, a limited liability company, with respect to which Mr. Thompson shares voting and investment power with Mr. Lowe, as 50% member of Taos, LLC.

(20) Mr. Walter ceased his employment with the Registrant as of July 1, 1998.

(21) Includes (i) 179,000 shares owned of record by Mr. Hoover, with respect to which Mr. Hoover has exclusive voting and investment power, (ii) 200,000 shares owned of record by Sandra Hoover, Mr. Hoover's wife, (iii) and 300,000 shares owned of record by Wilderness, LLC, a limited liability company wholly-owned by Mr. Hoover.

(22) American Trading Services, Inc. is 50% owned by Edwin C. Hirsch, an officer and director of the Registrant, and 50% owned by Robert J. Brown, Senior Vice President of the Registrant. American Trading Services, Inc. purchased all 602,303 shares from Joseph Walega, his spouse, Carole Walega, and their daughter, Kristin Walega on October 1, 1998.

(23) Includes (i) 570,891 shares owned of record by Joseph Walega, (ii) 26,162 shares owned of record by Carole Walega, and (iii) 5,250 shares owned of record by Kristin Walega.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    For the period from April 22, 1997 (the date of commencement of operations) through September 30, 1997, the Company had a servicing agreement with CMS, Inc. ("CMS"), an entity equally owned by Edwin C. Hirsch, an officer and a director of the Registrant, and Robert J. Brown, an officer of the Registrant. Under the terms of this agreement, CMS performed certain maintenance, repair, marketing and administrative tasks for the Registrant. The Company paid approximately $977,000 for these services during the year ended September 30, 1997. This contract was terminated October 1, 1997.

    During the year ended June 30, 1998, the Registrant used the trade credit facilities of CMS. The balance due CMS at June 30, 1998 was approximately $511,000.

    During the year ended June 30, 1998, the Registrant purchased certain equipment for resale through Amerilease, Inc. ("AI"), an entity owned equally be Messrs. Hirsch and Brown. Equipment purchased under this arrangement amounted to approximately $366,000. The Registrant owed AI approximately $388,000 under this arrangement at June 30, 1998.

    The Registrant also leases certain equipment from AI. The equipment involved in connection with these leases, having an approximate value of $1,241,000, have been accounted for as capital leases on the Registrant's financial statements. Under the terms of these leases, the Registrant paid AI $114,300 during the year ended June 30, 1998. The present value of the net minimum lease payments at June 30, 1998 is approximately $1,223,000.

    From October 1 through December 31, 1997, the Registrant paid $150,000 in management fees to Beneficial Assistance, Inc., an entity owned by Robert W. Hoover, Brad Thompson (current officers and directors of the Registrant) and Andrew J. Walter, a former officer and director of the Company.

    On July 1, 1998, the Registrant and its subsidiaries entered into a Severance Agreement and General Release with Andrew J. Walter, under which Mr. Walter terminated his employment and resigned from all positions with the Registrant and its subsidiaries and provided the Registrant and its subsidiaries with a general release. Under the agreement, the Registrant made a cash payment of $160,000 to Mr. Walter, less standard withholdings required by law, and made a commitment to pay Mr. Walter $160,000 a year for the four year period following July 1, 1998 on a bi-weekly basis in accordance with its regular payroll policies and practices. In addition, the Registrant agreed to purchase 150,000 shares of common stock of the Registrant from Mr. Walter at a price of $5 per share upon the effective date of a registration statement relating to a public offering by the Registrant of its common stock or December 31, 1999, whichever is earlier, and agreed to provide Mr. Walter with registration rights in connection with shares of common stock of the Registrant which are not to be purchased pursuant to the Severance Agreement and General Release and certain other consideration.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

       (1) List of Financial Statements. The following Consolidated Financial Statements of Imtek Office Solutions and Subsidiaries are included in
           Item 8 on pages 24 through 52 of this report:

           (i) Consolidated Balance Sheets at June 30, 1998 and September 30, 1997.

           (ii) Consolidated Statements of Operations for Nine months ended June 30, 1998 and year ended September 30, 1997.

           (iii) Consolidated Statements of Stockholders' Equity for Nine Months ended June 30, 1998 and year ended September 30, 1997.

           (iv) Consolidated Statements of Cash Flows for Nine months ended June 30, 1998 and year ended September 30, 1997.

           (v) Notes to Consolidated Financial Statements for June 30, 1998 and September 30, 1997.

       (2) List of Financial Statement Schedules. The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

       (3) List of Exhibits.

  EXHIBIT
  NUMBER
-----------

        2.   Plans of Acquisition. Schedules to the following agreements have been omitted. The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

       2.1   Restated Beneficial Assistance Asset Purchase Agreement dated September 30, 1998 but made effective
             October 1, 1997.

       2.2   Restated Thompson Exchange Agreement dated September 30, 1998 but made effective October 30, 1997.

       2.3   Restated Earnout Agreement dated September 30, 1998 but made effective October 30, 1997.

       2.4   Holdings Exchange Agreement dated as of November 1, 1997 between the Registrant, Office Supply Line
             Holdings, Inc., Michael L. Lowe and certain other shareholders of Office Supply Line Holdings, Inc.

       2.5   OSL Inventory Purchase Agreement dated as of November 1, 1997 between the Registrant, Office Supply
             Line, Inc., and Michael L. Lowe.

       2.6   Perfect Copy Agreement for Sale of Assets dated June 3, 1998 between but made effective June 1, 1998 between Imtek Corporation and Perfect Copy, Inc.

        3.   Articles of Incorporation and Bylaws.

       3.1   Amended and Restated Certificate of Incorporation adopted by stockholders by unanimous written consent on May 28, 1998.

       3.2   Certificate of Designation of Series A Convertible Preferred Stock of Registrant, as filed with the
             Delaware Secretary of State on March 23, 1998.

  EXHIBIT
  NUMBER
-----------
       3.3   Amended and Restated Bylaws, as amended and restated by the Board of Directors on September 11, 1998.

       10.   Material Contracts.

      10.1   Renewable dealer agreement with MITA Copystar America, Inc., ("MITA") dated November 26, 1997, was filed as an exhibit to Registrant's annual report on Form 10-K for the year ended September 30, 1997 and 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

      10.2   Renewable dealer agreement with Sharp Electronics Corp, dated January 6, 1998 as reported on the
             Registrant's annual report on Form 10-K for the year ended September 30, 1997 and Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

      10.3   Renewable dealer agreement with Gestetner Corporation, dated January 5, 1998 as reported on the
             Registrant's annual report on Form 10-K for the year ended September 30, 1997 and Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

      10.4   Renewable dealer agreement with Dex Business Systems, Inc., dated January 26, 1998, as reported on the
             Registrant's annual report on Form 10-K for the year ended September 30, 1997 and Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

      10.5   Restated Beneficial Assistance Asset Purchase Agreement dated September 30, 1998 but made effective
             October 1, 1997 is set forth as Exhibit 2.1 to this report and is incorporated herein by reference.

    10.6.1   Lease with Riggs Distler & Co., Inc. for 2111 Van Deman Street expiring February 15, 1999.

    10.6.2   Lease with The Morris Weinman Company for 111 Water Street expiring November 26, 2000.

    10.6.3   Lease with Glenn Dale Business Center, L.L.C. for Glenn Dale Business Center location expiring July
             2007.

    10.6.4   Lease with White Marsh Business Center Limited Partnership expiring November 2001.

    10.6.5   Lease with Athens Associates Limited for 2375 W. Broad Street, Suite A, Athens, Georgia location.

    10.6.6   Lease with Executive Cove, L.L.C. for 5604 Executive Cove Center expiring December 31, 1999.

    10.6.7   Lease with E&M Realty Holding Company for the 10th floor of the 8th and Main Building expiring December
             30, 1998.

    10.6.8   Lease with Pied Ventures, LLC for office space on 1st and 2nd floor of the building located at 20 North
             8th Street, Richmond Virginia.

    10.6.9   Lease with Larry Bielfeldt, Agent for office space known as Suite 3, 1603 Visa Dr., Normal, IL.

      10.7   Severance Agreement and General Release between the Registrant and its subsidiaries and Andrew J.
             Walter dated July 1, 1998.

       11.   Statement re: Computation of Earnings Per Share.

             Exhibit 11 is included on page 30 of this report.

  EXHIBIT
  NUMBER
-----------
       13.   Annual report to security holders, Form 10-Q or quarterly report to security holders.

      13.1   Annual Report on Form 10-K for fiscal year ended September 30, 1997.

      13.2   Quarterly Report on Form 10-Q for quarter ended March 31, 1998.

       14.   Subsidiaries of the Registrant.

      14.1   Imtek Corporation, a Maryland corporation.

      14.2   Imtek Services Corporation, a Maryland corporation.

      14.3   Imtek Funding Corporation, a Maryland corporation doing business under the name of Beneficial
             Assistance, is a wholly owned subsidiary of Imtek Services Corporation.

      14.4   Imtek Acquisition Corporation, a Maryland corporation.

      14.5   Barbera Business Systems, Inc., a Maryland corporation, is 60% owned by the Registrant.

       27.   Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IMTEK OFFICE SOLUTIONS, INC.

                                By:             /s/ EDWIN C. HIRSCH
                                     -----------------------------------------
October 2, 1998                              Edwin C. Hirsch, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ EDWIN C. HIRSCH        Chairman (Principal
------------------------------    Executive Officer),          October 2, 1998
       Edwin C. Hirsch            President and Director

                                Chief Financial Officer
     /s/ BRAD C. THOMPSON         (Principal Financial and
------------------------------    Accounting Officer) and      October 2, 1998
       Brad C. Thompson           Director

     /s/ MICHAEL J. LOWE        Director
------------------------------                                 October 2, 1998
       Michael J. Lowe

     /s/ ROBERT J. BROWN        Director
------------------------------                                 October 2, 1998
       Robert J. Brown

     /s/ ROBERT W. HOOVER       Director
------------------------------                                 October 2, 1998
       Robert W. Hoover