Form 10-Q
period 1998-09-30
IMTEK OFFICE SOLUTIONS INC
filed 1998-11-17
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

Commission file number:  33-24464-NY

                          IMTEK OFFICE SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                              Tax ID #11-2958856
----------------------------------        ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as the latest practicable date: 7,538,361 shares of common stock as of November 8, 1998.

                                      INDEX

                          IMTEK OFFICE SOLUTIONS, INC.

                                                                            Page

PART I.  Financial Information

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets -
           September 30, 1998 and June 30, 1998.............................. 3

           Consolidated Statements of Income - Three months
           ended September 30, 1998 and 1997................................. 6

           Consolidated Statements of Cash Flows - Three months
           ended September 30, 1998 and 1997................................. 8

           Consolidated Statements of Shareholders Equity for the
           Quarters ended September 30....................................... 9

  Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition and Liquidity.............................15

PART II. Other Information

  Item 1.           Legal Proceedings........................................22

  Item 2.           Changes in Securities and Use
                    of Proceeds..............................................22

  Item 4.           Submission of Matters to a Vote
                    of Security Holders......................................22

  Item 6.           Exhibits and Reports on Form 8-K.........................23

          Exhibit 10 - Kelco Agreement

          Exhibit 27 - Financial Data Schedule

  Signature..................................................................25

                  Imtek Office Solutions, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                September 30,            June 30,
                                                                                -------------            --------
                                                                                   1998                    1998
                                                                                   ----                    ----
                                                                                (unaudited)             (audited)

CURRENT ASSETS
Cash                                                                             $1,432,137            $2,949,168
Escrow deposits                                                                   1,180,755             5,054,220
Accounts receivable,(net)                                                         3,610,466             1,390,302
Other receivables                                                                   315,177               151,235
Inventory                                                                         3,355,171             1,641,309
Deferred tax assets                                                                  82,124                82,124
Prepaid expenses and other current assets                                           730,496               783,480
                                                                                    -------               -------

                                   Total current assets                          10,706,326            12,051,838


PROPERTY AND EQUIPMENT - at cost, less accumulated
depreciation and amortization                                                     2,995,254             1,880,888


OTHER NONCURRENT ASSETS                                                             497,516               497,516


DEFERRED FINANCING COSTS, less accumulated amortization                             343,536               361,941


OTHER INTANGIBLE ASSETS, less accumulated amortization                            4,493,961             1,732,574
                                                                                  ---------             ---------

                                                                                $19,036,593           $16,524,757
                                                                                -----------           -----------
                                                                                -----------           -----------




The accompanying notes are an integral part of these statements.

                  Imtek Office Solutions, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS




                                                                                September 30,            June 30,
                                                                                -------------            --------
                                                                                   1998                    1998
                                                                                   ----                    ----
                                                                                (unaudited)             (audited)


CURRENT LIABILITIES
  Note payable - bank                                                            $1,328,722            $        -
  Current maturities of notes payable                                               575,000               560,055
  Current maturities of obligations under capital lease                             238,000               234,081
  Accounts payable - trade                                                        1,012,304               644,506
  Accounts payable - related party                                                  455,205               795,205
  Accrued expenses                                                                  997,287               985,473
  Customer escrow accounts                                                        1,180,755             5,054,220
  Deferred revenue                                                                1,647,797               168,153
  Income taxes payable                                                              513,200               434,804
  Notes payable - related party                                                 -----------         --------------

               Total current liabilities                                          7,948,270             8,876,497


NOTES PAYABLE, net of current maturities and original issue
  discount                                                                        6,178,405             3,502,506

OBLIGATIONS UNDER CAPITAL LEASE, net of current maturities                          984,659               988,578

DEFERRED TAX LIABILITY                                                               65,490                65,490

PUT OPTION OBLIGATION                                                               318,910               335,695

MINORITY INTEREST                                                                    18,865                   ---

STOCKHOLDERS' EQUITY
  Preferred stock, $100 par value; authorized 75,000





shares;
   liquidation preference of $674,000; issued and
outstanding,
      6,740 shares in 1998                                                          674,000               674,000
  Common stock, $.000001 par value; authorized
250,000,000 shares;
       issued and outstanding, 7,532,366 shares in 1998
and 5,000,000
       shares in 1997                                                                     8                     8
  Additional paid-in-capital                                                      1,420,548             1,420,548
  Retained earnings                                                               1,427,438               661,435
                                                                                  ---------               -------
                                                                                  3,521,994             2,755,991
                                                                                  ---------             ---------

                                                                                $19,036,593           $16,524,757
                                                                                -----------           -----------
                                                                                -----------           -----------


                  Imtek Office Solutions, Inc. and Subsidiaries

                         CONSOLIDATED STATEMENT OF INCOME

---------------------------------------------------------------------------------------------------------------------
                                                                    Quarter ended                Quarter ended
                                                                  September 30, 1998           September 30, 1997
                                                                     (unaudited)                  (unaudited)

Revenue
   Equipment and supplies                                                 $5,585,791                       $1,227,437
   Merchant banking                                                       14,081,305                                -
                                                                          ----------                       ----------
                                                                          19,667,096                        1,227,437

Cost of revenue
   Equipment and supplies                                                  3,806,826                        1,078,724
   Merchant banking                                                       10,320,521                                -
                                                                          ----------                      -----------
                                                                          14,127,347                        1,078,724
                                                                          ----------                      -----------


Gross profit                                                               5,539,749                          148,713

Selling and general expense                                                4,094,858                          123,427
                                                                           ---------                          -------

Operating income                                                           1,444,891                           25,286

Miscellaneous income                                                          16,785
Interest expense                                                           (163,608)                             (27)
                                                                           ---------                             ----

Income before taxes and minority interest                                  1,298,068                           25,313

Minority interest (net of income tax of $12,600)                             18,865                                -


Income taxes                                                                 513,200                            4,893
                                                                             -------                            -----

                                   NET INCOME                                766,003                           20,420

Preferred stock dividends                                                     15,165                                -
                                                                              ------                         --------

Income available to common stockholders                                     $750,838                         $20,420
                                                                            --------                         -------
                                                                            --------                         -------




Earnings per share
   Basic                                                                       $0.10                            $0.03
                                                                               -----                            -----
                                                                               -----                            -----

Diluted                                                                        $0.10                            $0.03
                                                                               -----                            -----
                                                                               -----                            -----

Weighted average shares outstanding
  Basic                                                                    7,532,366                        2,253,425
                                                                           ---------                        ---------
                                                                           ---------                        ---------

  Diluted                                                                  7,613,246                        2,253,425
                                                                           ---------                        ---------
                                                                           ---------                        ---------



The accompanying notes are an integral part of these statements.

                  Imtek Office Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1998 and 1997



                                                                               1998                  1997
                                                                               ----                  ----
                                                                           (Unaudited)           (Unaudited)

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $766,003                $20,420
   Adjustments to reconcile net income to
   net cash
   provided by operating activities
     Depreciation and amortization                                             115,001                  3,833
     Minority interest                                                          18,865                      -
     Amortization of put option obligation                                    (16,785)                      -
     Changes in assets and liabilities                                               -                      -
     Accounts and other receivables                                        (2,384,105)               (16,476)
     Inventory                                                             (1,713,862)               (67,266)
     Accounts payable and accrued expenses                                      39,612                103,359
     Deferred revenue                                                        1,479,644                      -
     Prepaid expenses                                                           52,984                      -
     Other assets                                                                    -                 11,540
     Income taxes payable                                                       78,396                  4,893

            Net cash (used) provided by operating activities               (1,564,247)                 60,303

   CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for property and equipment                                  (1,173,236)                (2,361)
     Cash paid for acquisitions and intangibles                            (2,799,113)                      -
     Cash deposit paid                                                               -               (40,000)

           Net cash used in investing activities                           (3,972,349)               (42,361)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                             4,780,749                 22,368
     Payments on notes payable                                               (761,184)                      -
     Notes receivable advances                                                       -               (22,541)


                           Imtek Office Solutions, Inc.
                       Statements of Shareholder's Equity
                            For the Quarters Ended
                                   September 30


                                                                               1998                    1999
                                                                               ----                    ----

           Balance - beginning of period                                    $  661,435               $37,947

           Net income                                                          766,003                20,420
                                                                            ----------               -------
           Balance - end of period                                          $1,427,438               $58,367
                                                                            ----------               -------
                                                                            ----------               -------

                          Imtek Office Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES
         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows:

NATURE OF BUSINESS

         Imtek Office Solutions (the "Company") is a regional supplier of equipment, products and services used by offices to manage information and documents. The Company also provides a variety of specialty finance and merchant banking services, primarily the purchase and sale of viaticated life insurance policies. The Company conducts business in the Baltimore, Washington DC, Richmond and Tidewater Virginia metropolitan markets as well as the Atlanta, Georgia and Philadelphia, Pennsylvania metropolitan markets and grants credit to customers in those regions.

         In July, 1998 the Company's Board of Directors approved a change in the fiscal year-end from September 30 to June 30, effective June 30, 1998. The audited financial statements as of June 30, 1998 are for a period of nine months beginning October 1, 1997.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of September 30, 1998 include the accounts of Imtek Corporation, Imtek Services Corporation and Imtek Acquisition Corporation, all wholly owned subsidiaries of the Company. All inter-company transactions have been eliminated in consolidation.

         The accompanying consolidated balance sheet as of September 30, 1998, the consolidated statement of earnings for the quarter ended September 30, 1998, the statement of shareholders' equity for the quarter ended September 30, 1998 and the statement of cash flows for the quarter ended September 30, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected in the accompanying consolidated financial statements. The results of the interim periods presented herein are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE B -RESTRICTED CASH AND CUSTOMER ESCROW ACCOUNTS

         The Company's merchant banking subsidiary, Imtek Funding
Corporation, attempts to pre-fund certain viaticated life insurance purchases with funds received from third party purchasers. Funds are collected in an escrow account and released to the Company upon sale of the policies.

NOTE C - BUSINESS ACQUISITIONS

         In July, 1998, the Company entered into acquisition agreements with five entities to purchase assets or stock. The transactions are summarized below:

Forbes Enterprises

         On July 1, 1998 the Company acquired certain assets of Forbes Enterprises, a Philadelphia, Pennsylvania office equipment dealer, in exchange for cash of $115,000 and the assumption of certain liabilities of approximately $750,000.

Keystone Digital Imaging

         On July 22, 1998, the Company acquired certain assets of Keystone Digital Imaging ("KDI"), a Philadelphia, Pennsylvania equipment dealer for a cash payment of $800,000, issuance of a note payable of $130,000 and the assumption of deferred maintenance policies of approximately $141,000.

Barbera Business Systems, Inc. ("Barbera")

         Effective July 1, 1998, the Company purchased a 60% interest of the total outstanding common stock of Barbera Business Systems, Inc. for a cash payment of $1,725,119 and the agreement to acquire the remaining 40% of the outstanding common stock of Barbera for 200,000 shares of the Company's common stock. The Barbera acquisition is described in the report filed by the Company on Form 8-K with the Securities and Exchange Commission on August 13, 1998.

AMI Group, Inc.

         The Company entered into an agreement to purchase certain customer accounts for the assumption of liabilities of approximately $610,000 from AMI Group, Inc., a Washington DC based office equipment dealer.

         The following table reflects the unaudited proforma combined results of operations of the company and all acquisitions which the Company has consummated as of September 30, 1998 on the basis that they had taken place as of July 1, 1997 (the beginning of the quarter ended September 30, 1997).


Revenues                           $8,699,200
Net loss                           $ (167,000)

Net loss per common share:
        Basic                      $     (.02)
        Diluted                    $     (.02)

Shares used in computation:
        Basic                       7,532,366
        Diluted                     7,613,246


         In management's opinion, the unaudited proforma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or of future operations of the combined entities under the ownership or management of the Company.


NOTE D - NOTE PAYABLE - BANK

         In August, 1998, the Company entered into a two year, $3,000,000 working capital line of credit with the Mercantile Bank and Trust Company of Baltimore, Maryland. Advances under this credit line are limited to 70% of eligible accounts receivable and certain leases. Advances under this credit line bear interest at prime plus1% and are secured by a senior interest in substantially all of the Company's assets. The agreement contains certain financial covenants which the Company must maintain.

NOTE E - LONG TERM DEBT


Long term debt consists of :                                           Amount
                                                                       ------

         Subordinated acquisition line                              $5,664,305
         Notes to individuals                                          854,961
         Equipment note                                                234,138
                                                                       -------
                                                                     6,753,404
                  Less: current maturities                             575,000
                                                                       -------
                                                                    $6,178,405



         The Company entered into a $6,000,000 subordinated acquisition line of credit with Sirrom Capital Corporation ("Sirrom") in May, 1998. Advances under this line bear interest at an annual rate of 14% payable monthly through May, 2003. This note is collateralized by a second lien on substantially all of the Company's assets. As additional consideration, the Company issued Sirrom warrants to purchase

119,891 shares of common stock. The value of these warrants ($335,695) has been reflected as original issue discount and is being amortized over the life of the loan on a straight line basis.

         In connection with the acquisition of certain entities, the Company has issued or assumed certain notes payable to various individuals. These notes are unsecured, bear interest at rates ranging from 8% to 10, and mature at various dates through June, 2002.

         The Equipment note payable is payable in monthly installments of approximately $7,300, including interest at an annual rate of 8.25, and matures in August, 2003. This note is secured by certain high speed duplicating equipment having an original cost of approximately $240,000.

NOTE F - DEPENDENCE ON MAJOR VENDOR

         The Company's Merchant Banking segment purchased viaticated insurance policies primarily from one broker. For the quarter ended September 30, 1998 the Company purchased $7,730,119 from this Broker, representing 86% of the policies purchased for the quarter. In addition, the Company has entered into an agent agreement with this broker for certain fund raising and viaticated life insurance policy generation services, which is attached to this report as Exhibit 10 and incorporated herein by reference.

NOTE G - SEGMENT INFORMATION

                                                    Three months ended         Three months ended

                                                    September 30, 1998         September 30, 1997
                                                    ------------------         ------------------

Sales to unaffiliated customers
         Office solutions                            $5,585,791                       $1,227,437
         Merchant Banking                            14,081,305                                -
                                                    -----------                      -----------
                                                     19,667,096                       $1,227,437
Operating income (loss)
         Office solutions                             $(161,099)                          25,286
         Merchant banking                             1,605,990                              -
                                                      ---------
                                                     $1,444,891                           25,286


Assets
              Office solutions                      $15,186,670                       $1,007,339
               Merchant banking                       3,849,923                                -
                                                      ---------

                                                    $19,036,593                       $1,007,339
Capital expenditures

         Office solutions                            $1,171,641                            0
         Merchant banking                                 1,595                            0
                                                          -----                            -
                                                                                           -

                                                     $1,173,236                            0
Depreciation and amortization
         Office solutions                             $107,669                            $1,691
              Merchant banking                           7,332                             -
                                                         -----
                                                      $115,001                            $1,691


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including reduced product demand, market conditions, the availability of suitable acquisition candidates, increased competition, government action and other factors.

BACKGROUND

         Imtek Office Solutions, Inc. (the "Company") effectively commenced operations on April 22, 1997. Prior to April 22, 1997, the Company was a development stage company with no significant operations. The Company, for the fiscal year-ended September 30, 1997, was primarily engaged in the retail and wholesale sale of copiers and facsimile equipment, the servicing of office equipment, the providing commercial printing and duplicating services and, to a lesser extent, the retail sale of office supplies. Effective October 1, 1997, the Company commenced operation of its Merchant Banking segment, primarily through the purchase and resale of life insurance policies of terminally ill individuals ("viatical settlements"). The Company operates principally in the Mid-Atlantic region, consisting of Baltimore, Maryland, Philadelphia, PA, Washington D.C., Richmond, Virginia, Tidewater area of Southeastern Virginia, and the metropolitan Atlanta, Georgia market.

         The Company changed its fiscal year-end from September 30 to June 30, effective June 30, 1998, as previously reported on Form 8-K filed with the Securities and Exchange Commission on August 13, 1998 and incorporated herein by reference. Because the Company was in a start-up mode during 1997 with limited activity during fiscal year ended September 30, 1997 (a period of five months), and the transition period ended as of June 30, 1998 (a period of 9 months), comparisons to prior year's results may not provide meaningful analysis.

         During the first quarter of fiscal year 1998, as previously reported, the Company effectively created two operating segments. The first segment, representing the historical core business of the Company, is the sale at retail and wholesale of office products, copier sales and service, and commercial printing and copying services. This segment is referred to as the Office Solutions segment. The second segment, referred to as the Merchant Banking segment, consists principally of viatical settlements and to a lesser extent specialty finance services, including copier and office equipment leasing, accounts receivable financing and factoring. The Merchant Banking segment effectively commenced operations during the second quarter of the prior year, and thus there are no comparisons to the prior year for this segment.

         The Company's Office Solutions segment continues to implement its growth strategy through acquisitions. The strategy consists principally of acquiring smaller office equipment dealers located within specified geographic markets. Additionally, the Company anticipates acquiring other entities in the future which may provide the Company with expanded, enhanced or additional products, services or markets, but can provide no assurance that such acquisitions will indeed provide such beneficial products, services or markets. Management believes that the acquired entities with similar products and services would benefit, after a reasonable assimilation period, from the Company's centralized management, system of internal control, additional financial resources, efficiencies associated with certain economies of scale, and marketing efforts. There can be no assurance, however, that such benefits will be realized. Management further believes that adequate acquisition opportunities are available. The Company anticipates that significant acquisitions would be funded principally from issuance of authorized but unissued shares of the Company's common stock, external financing sources, such as the Sirrom and Mercantile Bank Loan Agreements and, to a lesser extent, from internally generated cash flow. The Company's future success with acquisitions will depend upon the timing and size of the acquisition, the ability to integrate the acquired company into its operations with a minimum of integration costs, and the Company's ability to grow its infrastructure to accommodate the continued growth.

ACQUISITIONS:

         During the quarter ended as of September 30, 1998, the Office Solutions segment completed four acquisitions, while the Merchant Banking Segment completed one acquisition of a specialty financial services marketing firm.

         As more fully discussed in the Company's 10-K for fiscal year ended June 30, 1998, the Office Solutions segment acquired the business of AMI Group, Inc., a Washington D.C. based office equipment and copier dealer. The acquisition was completed in August 1998 for a cash payment of $460,000 and required the segment to assume additional liabilities of approximately $150,000. Funds used to complete this acquisition were derived from the Sirrom loan agreement. During the quarter ended as of September 30, 1998, this acquisition provided approximately $964,000 of revenue and contributed approximately $169,000 towards the segment's gross profit. Moreover, this acquisition provided operating income before taxes and interest of approximately $127,000.

         Additionally, as previously discussed in the Company's annual report on Form 10-K for fiscal year-ended June 30, 1998, the segment acquired a 60 percent interest in Barbera Business Systems, a Baltimore, Maryland based office equipment and copier dealer. This acquisition contributed $1.2 million of gross revenue during the quarter ended as of September 30, 1998. Additionally, Barbera Business Systems contributed approximately $339,000 towards the segment's gross profit and approximately $79,000 of operating income before interest and taxes.

         During July, 1998, the segment acquired two separate businesses in the metropolitan Philadelphia, Pennsylvania area. Forbes Enterprises, Inc., ("Forbes") and Keystone Digital Equipment, Inc. ("KDI"), are office equipment and copier dealerships, as more fully described in the Company's annual report on Form 10-K for fiscal year ended June 30, 1998. To acquire Forbes, the Company paid approximately $865,000 for approximately $250,000 of accounts receivable, $335,000 of furniture and equipment, $302,000 of inventory, and $20,000 for a covenant not to compete. The segment paid approximately $1,071,000 for approximately $266,000 of accounts receivable, $40,000 in cash, $616,000 of inventory, $234,000 of furniture and fixtures, and $689,000 of goodwill to acquire the business of KDI. The Sirrom Loan Agreement provided the funds to complete these transactions. During the quarter ended as of September 30, 1998, these acquisitions provided approximately $938,000 of revenue and contributed operating income of approximately $45,000, before interest and taxes.

         The Merchant Banking segment completed one acquisition during the quarter. Effective July 1, 1998, as more fully discussed in the Company's annual report on Form 10-K for fiscal year ended June 30, 1998, the Merchant Banking segment acquired certain assets of Ruttenberg and Associates, a Normal, Illinois specialty financial services marketing group. The segment paid $78,000, for the customer lists and certain fixed assets. The Sirrom Loan Agreement provided the necessary funding for this acquisition.


RESULTS OF OPERATIONS:

OFFICE SOLUTIONS SEGMENT

         The Office Solutions segment accounted for approximately $5.6 million of gross revenue, or 28.4 percent of the consolidated gross revenue for the quarter-ended as of September 30, 1998, as compared to gross revenue of approximately $1.2 million, or 100 percent of the gross revenue for the quarter-ended as of September 30, 1997. This 355 percent increase of gross revenue over the comparable quarter of the prior year is due principally to acquisitions occurring during the year and, to a lesser extent, same store/location revenue increases.

         The segment generated positive increases in its gross margin during the quarter-ended as of September 30, 1998 as compared to the comparable quarter of the prior year. The segment generated a gross margin of 17.9 percent during the quarter-ended as of September 30, 1998, as compared to a gross margin of 12.1 percent for the comparable quarter of the prior year. The principal reason for this positive improvement again relates to acquisitions and the resultant product mix.

         Although the segment experienced positive improvement in its gross margin during the first quarter of fiscal 1999 as compared to the comparable quarter of the prior year, the segment did experience significant growth of its general and administrative expenses during the quarter-ended as of September 30, 1998. The segment incurred general and administrative expense in excess of $1.1 million for the first quarter of fiscal 1999, as compared to $123,000 for the same period of the prior year. As a percent of gross revenue, general and administrative expense represented 20.2 percent of gross revenue for the first quarter of fiscal year 1999 as compared to 10.1 percent for the first quarter of fiscal year 1998. This dramatic increase is principally in response to acquisitions occurring during the period. The acquisitions significantly increased occupancy and management expenses.
As acquisitions are assimilated into the segment's operations, it is anticipated that these expenses will be reduced or eliminated where duplication exists, but there can be no assurance that such reductions in expense will indeed occur. Management has embarked on a program to review and adjust supervisory and management level staffing to bring overhead costs more in line with revenue growth and eliminate duplication of efforts.

         As previously discussed, management anticipates a certain level of transformation and assimilation expenditures with each acquisition. Such expenditures consist principally of incremental marketing efforts and training costs to ensure that sales and service personnel operate at the highest level of professionalism, competency, and in accordance with established segment policy and procedures. Additionally, the segment incurs additional expenses in the search for applicable acquisition candidates. Management believes that as a percentage of revenue, these costs should begin to stabilize in future periods but can provide no assurances in that regard.

         In light of the sales increases and improvements within the segment's gross margins during the quarter ended as of September 30, 1998, as compared to the comparable quarter of the preceding year, the segment's management remains committed to its strategic acquisition growth strategy. Management is monitoring the segment's overhead, however, and continues to adjust its strategy where necessary, but not without consideration for future growth and allowance of sufficient time and resources to fully assimilate the acquired company into the segment's operations.

MERCHANT BANKING SEGMENT

         As previously stated, the Merchant Banking segment did not effectively commence operations until October, 1997. Thus, there is no comparison to the prior year's comparable quarter. The Merchant Banking segment accounted for $14.1 million of the Company's consolidated gross revenue, or 71.6 percent for the quarter ended as of September 30, 1998, after subtracting direct costs of revenue in excess of $10.3 million during the first quarter of fiscal 1999. Thus, the segment generated a gross profit of $3.76 million, or a gross margin of 26.7 percent. The segment was able to maintain a higher-than-expected margin during the quarter ended as of September 30, 1998 as a result of higher-than-expected margins associated with the product mix, wherein the segment's viaticated life insurance policies where more heavily weighted to longer viatication terms than previously. Moreover, selling and general and administrative expense for the quarter amounted to $942,000, or 6.7% of sales, which is comparable to the preceding quarter. General and administrative expense during the quarter increased, however, due to increased professional fees associated with the Company's financial statement audit and year-end reporting.

         The Merchant Banking segment derives its revenue and associated costs from financing activities principally from viatical settlements and, to a lesser extent, from the financing of office equipment and factoring of accounts receivable. It is anticipated that this component of the Company will continue to expand in the foreseeable future, but there can be no assurance in that regard. The profit margin for this segment, within a relevant range, generally varies by the expected term of viatication. As the viatication period lengthens, the profit margins and associated risk of capital fluctuation increase. These viatication periods are considered to be the product mix.

FINANCIAL CONDITION AND LIQUIDITY

OFFICE SOLUTIONS SEGMENT

         Total assets for the Office Solutions segment increased to $15.2 million as of September 30, 1998, as compared to $1 million for the period ended as of September 30, 1997. This dramatic increase is principally the result of acquisitions. The Company's aggressive strategic growth-through-acquisitions plan may, however, cause a short term distortion of certain balance sheet accounts and resultant financial ratios. Management monitors this affect and has charted a course of action to mitigate this negative impact without over reaction such that unintended results are not achieved.

         During the quarter ended as of September 30, 1998, the Office Solutions segment produced a current ratio of approximately 2:1, as compared to 4:1 for the comparable period of the prior year. The segment's accounts receivable provided a significant contribution to this negative trend. Accounts receivable increased from $393,000 in the comparable quarter of the prior year to $3.6 million as of September 30, 1998. A product of this significant increase, which again is principally due to acquisitions, is that days sales in accounts receivable increased from approximately 30 days for the quarter-ended September 30, 1997, to 59 days for the quarter-ended as of September 30, 1998. Additionally, again in response to acquisitions, inventory also significantly increased, rising to a level of 55 days of inventory in sales for the quarter ended September 30, 1998 as compared to 35 days for the comparable quarter in the preceding year. Management anticipates that as it continues to integrate acquired business entities into the Company's operation, duplication and excesses should gradually deminish and subsequently level off, but can provide no assurance in that regard.

         Property and equipment also significantly increased from $34,000 at September 30, 1997 to approximately $2.5 million as of September 30, 1998. Acquisitions were the principal reason for this dramatic increase. The segment, as previously reported, has incurred significant expense to implement and improve its infrastructure and financial management computer systems. These expenditures are anticipated to continue.

         Corresponding to the increases in accounts receivable and inventory, current liabilities also significantly increased during the current quarter. Accounts payable increased to approximately $900,000 for the quarter ended as of September 30, 1998, up from approximately $160,000 for the comparable quarter of the prior year. Current maturities of long term debt likewise significantly increased. These increases are principally in response to acquisitions.

         In response to acquisitions long term assets for the Office Solutions segment, consisting principally of goodwill and intangible assets, also showed significant growth.

         Long term debt, as previously reported, increased significantly in response to the funding of acquisitions. Moreover, as previously reported, the Company entered into several loan agreements which are being utilized principally to fund acquisitions and, to a lesser extent, working capital.

         During the quarter-ended as of September 30, 1998 the segment produced negative cash flow, as compared to positive cash flow of approximately $18 thousand for the comparable quarter of the preceding year. The negative cash flow is principally in response to the segment's operating loss and the change in current assets as compared to the change in current liabilities for the quarter, as discussed above.

MERCHANT BANKING SEGMENT

         As previously discussed, this segment did not commence operations until October of 1997. Thus, there is no comparison to the prior year comparable quarter. For the quarter ended as of September 30, 1998, the Merchant Banking segment had total assets of approximately $5.5 million. However, total assets did decline at September 30, 1998 as compared to the preceding quarter. This decline relates principally to the previously reported viatical settlements which occurred during the last day of the preceding quarter but were not settled until the reporting quarter. Additionally, escrowed cash, with its corresponding current liability, decreased at September 30, 1998 as compared to the prior quarter balance.

YEAR 2000 STATEMENT

         The year 2000 ("Y2K") issue is the result of computer programs using a two-digit year, such that the computer system may interpret the year 2000 as 1900. Should this occur, a system-wide failure of computer systems would be eminent and could lead to company-wide disruptions. The cost of such company-wide disruptions could have a material adverse effect on the Company's financial condition and results of operations.

         As previously reported, the Company has implemented its three phase plan to address its Y2K issue and has principally completed both phase 1 and 2 of its plan. A number of applications have been identified as either Y2K compliant or that the third party vendor has provided the Company with assurance that the application will be Y2K compliant.

         Management does not anticipate significant additional expense in future periods associated with any known Y2K issue.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         There has been no material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Item 2.  Changes in Securities and Use of Proceeds.

         Under the terms of that certain Loan and Security Agreement among the Company, Imtek Corporation, a Maryland corporation and wholly owned subsidiary of the Registrant, Imtek Services Corporation, also a Maryland corporation and wholly owned subsidiary of the Company and Mercantile Safe Deposit and Trust Company (the "Mercantile Loan Agreement"), neither Imtek Corporation nor Imtek Services Corporation may make any dividend or other distribution, direct or indirect (other than stock dividends payable to the their holders of capital stock), on account of any equity interest in either of them now or hereafter outstanding until such time as all obligations have been satisfied under the Mercantile Loan Agreement.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

         At the annual meeting of stockholders held on September 11, 1998, the following matters were submitted to stockholders' vote and were approved by a majority of votes:

         (1) The following six directors were elected: Edwin C. Hirsch, Jr., Michael L. Lowe, Brad C. Thompson, Robert W. Hoover,
                Richard H. Guilford, and Peter B. Lilly;

         (2)   The Company's 1998 Stock Option Plan was adopted; and

         (3) The selection of Grant Thornton LLP as the independent auditors for the Company for 1998 was ratified.

Results of the voting were as follows:


Votes                                                                  Votes     Votes                      Broker
                                                                       For       Against      Abstained     Nonvotes
                                                                                 or
                                                                                 Withheld
       (1)    Election of Directors

                Edwin C. Hirsch, Jr.                                 6,121,872      --          1,410,489      --

                Michael L. Lowe                                      6,121,872      --          1,410,489      --

                Brad C. Thompson                                     6,121,872      --          1,410,489      --

                Robert W. Hoover                                     6,121,872      --          1,410,489      --

                Richard H. Guilford                                  6,121,872      --          1,410,489      --

                Peter B. Lilly                                       6,121,872      --          1,410,489      --


       (2)  Adoption of Company's 1998 Stock Option Plan             6,122,122      250         1,409,989      --




       (3)  Ratification of Selection of
            Auditors                                                 6,122,122      250         1,409,989      --


Item 6 - Exhibits and Reports on Form 8-K

      (a)    Exhibit:

      10 -   Kelco Agreement

      27 -   Financial Data Schedule

      (b) Reports on Form 8-K:

         (1) Current Report on Form 8-K filed August 7, 1998 reporting a change in the Company's certifying accountants;

         (2) Current Report on Form 8-K filed August 13, 1998 reporting an acquisition of assets; and

         (3) Current Report on Form 8-K filed August 13, 1998 reporting a change in the Company's fiscal year.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                          IMTEK OFFICE SOLUTIONS, INC.



Date: November 16, 1998             /s/ BRAD C. THOMPSON
                                    ----------------------------------
                                    Brad C. Thompson
                                    Chief Financial Officer and
                                    Duly Authorized Officer