Form 10-Q/A
period 1998-09-30
IMTEK OFFICE SOLUTIONS INC
filed 1998-12-08
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

              2111 Van Deman Street, Suite 100, Baltimore, MD 21224
  ----------------------------------------------------------------------------
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

                                 Yes    No X

State the number of shares outstanding of each of the issuer's classes of common equity as the latest practicable date: 7,538,361 shares as of November 8, 1998.

                                      INDEX

                          IMTEK OFFICE SOLUTIONS, INC.

                                                                                             Page
PART I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets -
                  September 30, 1998 (Restated) and June 30,
                  1998......................................................................... 3

                  Consolidated Statements of Earnings - Three months
                  ended September 30, 1998 and 1997............................................ 6

                  Consolidated Statements of Cash Flows - Three months
                  ended September 30, 1998 (Restated) and 1997................................. 8

                  Consolidated Statements of Shareholders
                  for the three months ended September 30, 1998............................... 10

         Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition and Liquidity.............................................. 11

         Signature............................................................................ 23


     The registrant hereby amends its quarterly report on Form 10-Q for the quarter-ended September 30, 1998, to reflect changes in certain balance sheet classifications. This amended filing contains a restated balance sheet and statement of cash flows and the related disclosures for the quarter-ended September 30, 1998.

                  Imtek Office Solutions, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                 ASSETS
                                                              September 30, 1998      June 30, 1998
                                                              ------------------      -------------
                                                                 (Unaudited)            (Audited)
                                                                  (Restated)
CURRENT ASSETS
Cash                                                              $1,432,137            $2,949,168
Escrow deposits                                                    1,180,755             5,054,220
Accounts receivable,(net)                                          2,643,716             1,390,302
Other receivables                                                    315,177               151,235
Inventory                                                          3,430,171             1,641,309
Deferred tax assets                                                   82,124                82,124
Prepaid expenses and other current assets                            730,496               783,480
                                                                     -------               -------

                                   Total current assets            9,814,576            12,051,838


PROPERTY AND EQUIPMENT - at cost, less
accumulated depreciation and amortization                          3,094,230             1,880,888


OTHER NONCURRENT ASSETS                                              497,516               497,516


DEFERRED FINANCING COSTS, less accumulated
amortization                                                         343,536               361,941


OTHER INTANGIBLE ASSETS, less accumulated
amortization                                                       4,861,616             1,732,574
                                                                   ---------             ---------

                                                                 $18,611,474           $16,524,757
                                                                 -----------           -----------
                                                                 -----------           -----------




The accompanying notes are an integral part of these statements.

                  Imtek Office Solutions, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                                                      September 30, 1998       June 30, 1998
                                                                      ------------------       -------------
                                                                         (Unaudited)              (Audited)
                                                                          (Restated)
CURRENT LIABILITIES
  Note payable - bank                                                     $1,328,722            $       --
  Current maturities of notes payable                                        575,000               560,055
  Current maturities of obligations under capital lease                      238,000               234,081
  Accounts payable - trade                                                   787,185               644,506
  Accounts payable - related party                                           455,205               795,205
  Accrued expenses                                                           997,287               985,473
  Customer escrow accounts                                                 1,180,755             5,054,220
  Deferred revenue                                                         1,447,797               168,153
  Income taxes payable                                                       513,200               434,804
  Notes payable - related party
                                                                          ----------             ---------
               Total current liabilities                                   7,523,151             8,876,497


NOTES PAYABLE, net of current maturities
 and original issue
 discount                                                                  6,178,405             3,502,506

OBLIGATIONS UNDER CAPITAL LEASE, net of
 current maturities                                                          984,659               988,578

DEFERRED TAX LIABILITY                                                        65,490                65,490

PUT OPTION OBLIGATION                                                        318,910               335,695

MINORITY INTEREST                                                             18,865                    --



                                                                      September 30, 1998       June 30, 1998
                                                                      ------------------       -------------
                                                                         (Unaudited)              (Audited)
                                                                          (Restated)
STOCKHOLDERS' EQUITY
  Preferred stock, $100 par value; authorized 75,000
  shares;
    liquidation preference of $674,000; issued and
  outstanding,
      6,740 shares in 1998                                                   674,000               674,000
  Common stock, $.000001 par value; authorized
  250,000,000 shares;
       issued and outstanding, 7,532,366 shares in 1998
  and 5,000,000
       shares in 1997                                                              8                     8
  Additional paid-in-capital                                               1,420,548             1,420,548
  Retained earnings                                                        1,427,438               661,435
                                                                           ---------               -------
                                                                           3,521,994             2,755,991
                                                                           ---------             ---------

                                                                         $18,611,474           $16,524,757
                                                                         -----------           -----------
                                                                         -----------           -----------




                  Imtek Office Solutions, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS
--------------------------------------------------------------------------------

                                                     Quarter ended             Quarter ended
                                                   September 30, 1998        September 30, 1997
                                                   ------------------        -------------------
                                                      (Unaudited)                (Unaudited)
Revenue
   Equipment and supplies                             $5,585,791                  $1,227,437
   Merchant banking                                   14,081,305                          --
                                                      ----------                  -----------
                                                      19,667,096                   1,227,437

Cost of revenue
   Equipment and supplies                              3,806,826                   1,078,724
   Merchant banking                                   10,320,521                          --
                                                      ----------                  ----------
                                                      14,127,347                   1,078,724
                                                      ----------                  ----------



Gross profit                                           5,539,749                     148,713

Selling and general expense                            4,094,858                     123,427
                                                       ---------                     -------

Operating income                                       1,444,891                      25,286

Miscellaneous income                                      16,785
Interest expense                                       (163,608)                        (27)
                                                       ---------                        ----

Income before taxes and minority interest              1,298,068                      25,313

Minority interest ( net of income tax of
$12,600)                                                  18,865                          --


Income taxes                                             513,200                       4,893
                                                         -------                       -----

                                   NET INCOME            766,003                      20,420

Preferred stock dividends                                 15,165                          --
                                                          ------                   ---------

Income available to common stockholders                 $750,838                    $20,420
                                                        --------                    -------
                                                        --------                    -------



                                                     Quarter ended             Quarter ended
                                                   September 30, 1998        September 30, 1997
                                                   ------------------        -------------------
                                                      (Unaudited)                (Unaudited)



Earnings per share
   Basic                                                   $0.10                       $0.03
                                                        --------                    -------
                                                        --------                    -------

Diluted                                                    $0.10                       $0.03
                                                        --------                    -------
                                                        --------                    -------

Weighted average shares outstanding
  Basic                                                7,532,366                   2,253,425
                                                       ---------                   ---------
                                                       ---------                   ---------

  Diluted                                              7,613,246                   2,253,425
                                                       ---------                   ---------
                                                       ---------                   ---------




The accompanying notes are an integral part of these statements.

                  Imtek Office Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1998 and 1997

                                                                         1998               1997
                                                                         ----               ----
                                                                      (Unaudited)        (Unaudited)
                                                                      (Restated)
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $766,003            $20,420
   Adjustments to reconcile net income to
   net cash
   provided by operating activities
     Depreciation and amortization                                       115,001              3,833
     Minority interest                                                    18,865                 --
     Amortization of put option obligation                               (16,785)                --
     Changes in assets and liabilities                                        --                 --
     Accounts and other receivables                                   (1,417,350)           (16,476)
     Inventory                                                        (1,788,862)           (67,266)
     Accounts payable and accrued expenses                              (185,513)           103,359
     Deferred revenue                                                  1,279,644                 --
     Prepaid expenses                                                     52,984                 --
     Other assets                                                             --             11,540
     Income taxes payable                                                 78,396              4,893

            Net cash (used) provided by operating
     activities                                                       (1,097,617)            60,303

   CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for property and equipment                             (1,272,212)            (2,361)
     Cash paid for acquisitions and intangibles                       (3,166,767)                --
     Cash deposit paid                                                        --            (40,000)

           Net cash used in investing activities                      (4,438,979)           (42,361)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                       4,780,749             22,368
     Payments on notes payable                                          (761,184)                --
     Notes receivable advances                                                --            (22,541)




                                                                         1998               1997
                                                                         ----               ----
                                                                      (Unaudited)        (Unaudited)
                                                                      (Restated)
           Net cash provided by (used in) financing
     activities                                                        4,019,565               (173)

           Net (decrease) increase in cash                            (1,517,031)            17,769

   Cash at beginning of period                                         2,949,168             11,349

   Cash at end of period                                              $1,432,137            $29,118

   Disclosure of cash flow supplemental information

   Cash paid during the quarter for interest                            $206,613            $    --
   Cash paid during the quarter for taxes                               $410,100            $    --



                          Imtek Office Solutions, Inc.
                       Statements of Shareholder's Equity
                             For the Quarters Ended
                    September 30 of Fiscal Year 1998 and 1999


                                                       1998              1999
                                                       ----              ----
           Balance - beginning of period           $  661,435           $37,947

           Net income                                 766,003            20,420
                                                   ----------           -------
           Balance - end of period                 $1,427,438           $58,367
                                                   ----------           --------
                                                   ----------           --------


                          Imtek Office Solutions, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998

NOTE A - SUMMARY OF ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows:

NATURE OF BUSINESS

         The Company is a regional supplier of equipment, products and services used by offices to manage information and documents. The Company also provides a variety of specialty finance and merchant banking services, primarily the purchase and sale of viaticated life insurance policies. The Company conducts business in the Baltimore, Maryland, Washington D.C., Richmond and Tidewater, Virginia, Atlanta, Georgia and Philadelphia, Pennsylvania metropolitan markets and grants credit to its customers in those regions.

         In July, 1998 the Company's Board of Directors approved a change in the fiscal year-end from September 30th to June 30th of each year, effective
June 30, 1998. The audited financial statements as of June 30, 1998 are for a period of nine months beginning October 1, 1997.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of September 30, 1998 reflect the accounts of the Company, together with the accounts of Imtek Corporation, Imtek Services Corporation and Imtek Acquisition Corporation, all wholly-owned subsidiaries of the Company. All inter-company transactions have been eliminated in consolidation.

         The accompanying consolidated balance sheet as of September 30, 1998, the consolidated statement of earnings for the quarter-ended September 30, 1998, the statement of shareholders' equity for the quarter-ended September 30, 1998 and the statement of cash flows for the quarter-ended September 30, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected in the accompanying consolidated financial statements. The results of the interim periods presented herein are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE B -RESTRICTED CASH AND CUSTOMER ESCROW ACCOUNTS

         The Company's merchant banking subsidiary attempts to pre-fund certain viaticated life insurance purchases with funds received from third party purchasers. Funds are collected in an escrow account and released to the Company upon sale of the policies.

NOTE C - BUSINESS ACQUISITIONS

         In July, 1998, the Company entered into agreements in order to acquire five businesses through either the purchase of some or all of such entities' assets or stock. The transactions are summarized below:

Forbes Enterprises

         On July 1, 1998 the Company acquired certain assets of Forbes Enterprises, Inc., a Philadelphia, Pennsylvania office equipment dealer, in exchange for $115,000 in cash and the assumption of certain liabilities amounting to approximately $750,000.

Keystone Digital Imaging

         On July 22, 1998, the Company acquired certain assets of Keystone Digital Imaging, Inc. ("KDI"), a Philadelphia, Pennsylvania equipment dealer for $800,000 in cash, issuance by the Company of a note payable of $130,000 and the assumption of certain deferred maintenance policies of approximately $141,000.

Barbera Business Systems, Inc.

         Effective July 1, 1998, the Company purchased a 60% interest of the total outstanding common stock of Barbera Business Systems, Inc. ("Barbera") for $1,725,119 in cash and a commitment on the Company's part to acquire the remaining 40% of the outstanding common stock of Barbera for 200,000 shares of the Company's common stock. The Barbera acquisition is described in the report filed by the Company on Form 8-K with the Securities and Exchange Commission on August 13, 1998.


AMI Group, Inc.

         The Company entered into an agreement to purchase certain customer accounts for the assumption of liabilities of approximately $610,000 from AMI Group, Inc., a Washington DC based office equipment dealer.

NOTE D - NOTE PAYABLE - BANK

         In August, 1998, the Company entered into a two year, $3,000,000 working capital line of credit with the Mercantile Bank and Trust Company of Baltimore, Maryland (the "Mercantile Loan Agreement"). Advances under this line are limited to 70% of eligible accounts receivable and certain lease receivables. Advances under this line bear interest at the prime rate plus1% and are secured by a senior interest in substantially all of the Company's assets. The Mercantile Loan Agreement requires that the Company comply with certain financial covenants set forth in the agreement.

NOTE E - LONG TERM DEBT

Long term debt consists of :                       Amount
                                                   ------
         Subordinated acquisition line           $5,664,305
         Notes to individuals                       854,961
         Equipment note                             234,138
                                                 ----------
                                                  6,753,404
                  Less: current maturities          575,000
                                                 ----------
                                                 $6,178,405



         The Company entered into a $6,000,000 subordinated acquisition line of credit with Sirrom Capital Corporation ("Sirrom") on May 29, 1998. Advances under the Sirrom line of credit (the "Sirrom

Loan Agreement") bear interest at an annual rate of 14% payable monthly through May, 2003. This note is secured by a second priority lien on substantially all of the Company's assets. As additional consideration, the Company issued Sirrom warrants to purchase 119,891 shares of Company common stock. The value of these warrants ($335,695) has been reflected as original issue discount and is being amortized over the life of the loan on a straight-line basis.

         In conjunction with the acquisition of certain of the entities, the Company has issued or assumed certain notes payable to various individuals. These notes are unsecured, bearing interest at rates ranging from 8% to 10% and maturing at various dates through June, 2002.

         The equipment note payable is payable in approximate monthly installments of $7,300, including interest at an annual rate of 8.25%, and matures in August, 2003. This note is secured by certain high speed duplicating equipment having an original cost of approximately $240,000.

NOTE F - DEPENDENCE ON MAJOR VENDOR

         The Company's merchant banking segment purchased viaticated insurance policies primarily from one broker. For the quarter ended September 30, 1998 the Company purchased $7,730,119 in policies from this broker, representing 86% of the policies purchased by the Company's merchant banking segment for the quarter. In addition, the Company has entered into an agent agreement (the "Kelco Agreement") with this broker for certain fundraising and viaticated life insurance policy generation services.

NOTE G - SEGMENT INFORMATION

                                                     Three months ended         Three months ended
                                                     September 30, 1998         September 30, 1997
                                                     ------------------         ------------------
Sales to unaffiliated customers
         Office solutions                            $5,585,791                   $1,227,437
         Merchant Banking                            14,081,305                           --
                                                     -----------                  ----------
                                                     19,667,096                   $1,227,437
Operating income (loss)




                                                    Three months ended           Three months ended
                                                    September 30, 1998           September 30, 1997
                                                    ------------------           ------------------
         Office solutions                             ($161,099)                      25,286
         Merchant banking                             1,605,990                           --
                                                      ---------

                                                     $1,444,891                      25,286

Assets
              Office solutions                      $14,761,551                  $1,007,339
              Merchant banking                        3,849,923                          --
                                                    -----------                  ----------

                                                    $18,611,474                  $1,007,339
Capital expenditures
         Office solutions                            $1,171,641                           0
         Merchant banking                                 1,595                           0
                                                    -----------                  ----------
                                                     $1,173,236                           0
Depreciation and amortization
         Office solutions                              $107,669                      $1,691
              Merchant banking                            7,332                          --
                                                    -----------                  ----------
                                                       $115,001                      $1,691


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

         Imtek Office Solutions, Inc. (the "Company") effectively commenced operations on April 22, 1997. Prior to April 22, 1997, the Company was a development stage company with no significant operations.

         The Company, from April 22, 1997 through September 30, 1997, was primarily engaged in the wholesale and retail marketing and servicing of copiers and facsimile equipment, providing commercial printing and duplicating services and, to a lesser extent, the retail sale of office supplies.

         Effective October 1, 1997, the Company commenced operation of its merchant banking segment (the "Merchant Banking" segment), primarily through the generation of viatical settlements (the purchase and resale of life insurance policies of terminally ill individuals). The Company operates principally in the Mid-Atlantic region, consisting of Baltimore, Maryland, Philadelphia, Pennsylvania, Washington D.C., Richmond, Virginia, the Tidewater area of southeastern Virginia, and the metropolitan Atlanta, Georgia market.

         The Company changed its fiscal year-end from September 30th to June 30th of each year effective June 30, 1998, as previously reported on Form 8-K filed with the Securities and Exchange Commission on August 13, 1998. Because the Company was in a start-up mode during 1997 with limited activity during fiscal year ended September 30, 1997 (a period of five months), and the transition period ended as of June 30, 1998 (a period of 9 months), comparisons to prior year's results may not provide meaningful analysis.

         During the first quarter of fiscal year 1998, as previously reported, the Company effectively created two operating segments. The first segment, representing the historical core business of the Company, is the sale at retail and wholesale of office products, copier sales and service, and commercial printing and copying services. This segment is referred to as the "Office Solutions" segment. The second segment, referred to as the "Merchant Banking" segment, consists principally of viatical settlement services and, to a lesser extent, specialty finance services including copier and office equipment leasing, accounts receivable financing and factoring. The Merchant Banking segment effectively commenced operations during the second quarter of the prior year, and thus there are no comparisons to the prior year for this segment.

         The Company's Office Solutions segment continues the implementation of its growth strategy through acquisitions. The strategy consists principally of acquiring smaller office equipment dealers located within specified geographic markets. The Company anticipates acquiring other entities in the future, which may provide the Company with expanded, enhanced or additional products, services or markets, but can provide no assurance that such acquisitions will indeed provide such beneficial products, services or markets. Management believes that the Company will benefit from the acquisition of entities with similar products and services, and that the acquired companies would benefit, after a reasonable assimilation period, from the Company's centralized management, system of internal control, additional financial resources, efficiencies associated with certain economies of scale, and marketing efforts. There can be no assurance, however, that such benefits will be realized either by the Company or the acquired entities.

         Management believes that adequate acquisition opportunities are available. The Company anticipates that significant acquisitions would be funded principally from the issuance of authorized but unissued shares of the Company's common stock, external financing sources (such as the Sirrom and Mercantile Bank Loan Agreements) and, to a lesser extent, from internally generated cash flow from operations to the extent available. The Company's future success with acquisitions will depend upon the timing and size of the acquisition, the ability to integrate the acquired company into its operations with a minimum of integration costs and the Company's ability to grow its infrastructure to accommodate such acquisitions.

ACQUISITIONS:

         During the quarter-ended as of September 30, 1998, the Office Solutions segment completed four acquisitions, while the Merchant Banking segment completed one acquisition (a specialty financial services marketing firm).

         As more fully discussed in the Company's 10-K for fiscal year ended June 30, 1998, the Office Solutions segment acquired the business of AMI Group, Inc., a Washington D.C. based office equipment and copier dealer. The acquisition was completed in August 1998 for a cash payment of $460,000 and required the segment to assume additional liabilities of approximately $150,000. Funds used to complete this acquisition were derived from the Sirrom Loan Agreement. During the quarter ended as of September 30, 1998, this acquisition provided approximately $964,000 of revenue and contributed approximately $169,000 towards the segment's gross profit. Moreover, this acquisition provided operating income, before taxes and interest, in the amount of approximately $127,000.

         Additionally, as previously discussed in the Company's annual report on Form 10-K for fiscal year ended June 30, 1998, the segment acquired a 60 percent interest in Barbera Business Systems, Inc., a Baltimore, Maryland based office equipment and copier dealer. This acquisition contributed $1.2 million of gross revenue during the quarter-ended as of September 30, 1998. Additionally, Barbera Business Systems contributed approximately $339,000 towards the segment's gross profit and approximately $79,000 of operating income before interest and taxes.

         During July, 1998, the segment acquired two separate businesses in the metropolitan Philadelphia, Pennsylvania area. Forbes Enterprises, Inc., ("Forbes") and Keystone Digital Equipment, Inc. ("KDI"), are office equipment and copier dealerships, as more fully described in the Company's annual report on Form 10-K for fiscal year ended June 30, 1998. To acquire Forbes, the Company paid approximately $865,000 for approximately $250,000 of accounts receivable, $335,000 of furniture and equipment, $302,000 of inventory, and $20,000 for a covenant not to compete. To acquire the business of KDI, the Company paid approximately $1,071,000, in exchange for approximately $266,000 of accounts receivable, $40,000 in cash, $616,000 of inventory, $234,000 of furniture and fixtures, and $689,000 of goodwill. Again, the Sirrom Loan Agreement provided the funds to complete these transactions. During the quarter-ended September 30, 1998, these acquisitions provided approximately $938,000 of revenue and contributed operating income of approximately $45,000 before interest and taxes.

         The Merchant Banking segment completed one acquisition during the quarter-ended September 30, 1998. Effective July 1, 1998, as more fully discussed in the Company's annual report on Form 10-K for fiscal year ended June 30, 1998, the Merchant Banking segment acquired certain assets of Ruttenberg and Associates, a Normal, Illinois specialty financial services marketing group. The segment paid $78,000 for the customer lists and certain fixed assets. The Sirrom Loan Agreement also provided the necessary funding for this acquisition.


RESULTS OF OPERATIONS:

OFFICE SOLUTIONS SEGMENT

         The Office Solutions Segment accounted for approximately $5.6 million of gross revenue, or 28.4 percent of the consolidated gross revenue for the quarter-ended September 30, 1998, as compared to gross revenue of approximately $1.2 million, or 100 percent of the gross revenue for the quarter ended September 30, 1997. This 355 percent increase of gross revenue over the comparable quarter of the prior year is principally due to acquisitions during the year and, to a lesser extent, same store/location revenue increases.

         Moreover, the segment generated positive increases in its gross margin during the quarter-ended September 30, 1998, as compared to the comparable quarter of the prior year. The segment generated a gross margin of 17.9 percent during the quarter- ended September 30, 1998, as compared to a gross margin of
12.1 percent for the comparable quarter of the prior year. The principal reason for this positive improvement again is due principally to recent acquisitions and the resulting improvement in product mix.

         Although the segment experienced positive improvement in its gross margin during the first quarter of fiscal 1999, as compared to the comparable quarter of the prior year, the segment did, however, experience significant growth in its general and administrative expenses during the quarter-ended as of September 30, 1998. The segment incurred general and administrative expense in excess of $1.1 million for the first quarter of fiscal 1999, as compared to $123,000 for the same period of the prior year. As a percent of gross revenue, general and administrative expense represented 20.2 percent of gross revenue for the first quarter of fiscal year 1999 as compared to 10.1 percent for the first quarter of fiscal year 1998. This dramatic increase is principally due to acquisitions during the period. The acquisitions caused the Company to incur significant occupancy and management expenses. As acquisitions are assimilated into the segment's operations, it is anticipated that these expenses will be reduced, and eliminated where duplication exists, but there can be no assurance that such reductions will indeed occur. Management has also embarked on a program to review and adjust supervisory and management level staffing, such that overhead costs are more in line with revenue growth and duplication of efforts is eliminated where practical.

         As previously discussed, management anticipates a certain level of transformation and assimilation expenditures with each acquisition. Such expenditures consist principally of incremental marketing efforts, training costs to ensure sales and service personnel operate at the highest level of professionalism, competency, and in accordance with established segment policy and procedures and additional general and administrative expenses associated with the improvement of the acquisition's infrastructure. Additionally, the segment incurs additional expenses in connection with the search for applicable acquisition candidates. Management believes that as a percentage of revenue, these costs should begin to stabilize in future periods, but can provide no assurances in that regard.

         In light of the dramatic sales increase and improvement within the segment's gross margins during the quarter-ended September 30, 1998, as compared to the comparable quarter of the preceding year, the segment's management remains committed to its strategic acquisition growth strategy. However, management is monitoring the segment's overhead and continues to adjust its policies where necessary, but not without consideration for future growth and allowance of sufficient time and resources to fully transform the acquired company into the segment's operations.


MERCHANT BANKING SEGMENT

         As previously stated, the Merchant Banking segment did not effectively commence operations until October, 1997. Thus, there is no comparison to the prior year's comparable quarter. The Merchant Banking segment accounted for $14.1 million of the Company's consolidated gross revenue, or 71.6 percent, for the quarter-ended September 30, 1998, after subtracting direct costs of revenue in excess of $10.3 million during the first quarter of fiscal 1999. Thus, the segment generated a gross profit of $3.76 million, or a gross margin of 26.7 percent. The segment was able to maintain a higher than expected margin during the quarter-ended September 30, 1998 as a result of higher than expected margins associated with the product mix, wherein the segment's viaticated life insurance policies where more heavily weighted to longer viatication terms than previous quarters. Moreover, selling and general and administrative expense for the quarter was $942,000, or 6.7% of sales. General and administrative expense during the quarter increased due to increased professional fees associated with the Company's financial statement audit and year-end reporting.

         The Merchant Banking segment derives its revenue and associated costs from financing activities, principally from viatical settlements and, to a lesser extent, from the financing of office equipment and factoring of accounts receivable. It is anticipated that this component of the company will continue to expand in the foreseeable future, but there can be no assurance in that regard. The profit margin, within a relevant range, generally varies by the expected term of viatication. As the viatication period lengthens, the profit margins and associated risk of capital fluctuation, increase. These viatication periods are considered to be the "product mix."


FINANCIAL CONDITION AND LIQUIDITY

OFFICE SOLUTIONS SEGMENT

         Total assets for the Office Solutions segment increased to $12.8 million as of September 30, 1998, as compared to $1 million for the period-ended as of September 30, 1997. This dramatic increase is principally a result of acquisitions. However, with the Company's aggressive strategic "growth-through-acquisitions" plan, a by-product is the short term distortion of certain balance sheet accounts and their resultant financial ratios. Management monitors this affect and has charted a course of action to mitigate this effect without over-reaction, so that unintended results are not achieved.

         During the quarter-ended September 30, 1998, the Office Solutions segment produced a current ratio of approximately 2:1, as compared to 4:1 for the comparable period of the prior year. The segment's accounts receivable provided a significant contribution to this negative trend. Accounts receivable increased from $393,000 in the comparable quarter of the prior year to $2.6 million as of September 30, 1998. A result of this significant increase, which again is principally related to acquisitions, is that days sales in accounts receivable increased from approximately 30 days for the quarter ended
September 30, 1997 to 43 days for the quarter-ended September 30, 1998. Additionally, again in response to acquisitions, inventory also significantly increased, rising to a level of 81 days of inventory in sales for the quarter-ended September 30, 1998, as compared to 35 days for the comparable quarter in the preceding year. Management anticipates that as it continues to integrate acquired business entities into the Company's operation, duplication and excesses should gradually deminish and subsequently level off, but can provide no assurance in that regard.

         Property and equipment also significantly increased from $34,000 at September 30, 1997 to approximately $2.8 million as of September 30, 1998. Acquisitions were the principal reason for this dramatic increase. The segment, as previously reported, has incurred significant expense to implement and improve its infrastructure and financial management computer systems. Management expects these expenditures to continue at a lower rate in the near term, but can provide no assurances in that regard.

         Corresponding to the increases in accounts receivable and inventory, current liabilities also materially increased during the current quarter. Accounts payable increased to approximately $900,000 for the quarter-ended September 30, 1998, from approximately $160,000 for the comparable quarter of the prior year. Current maturities of long term debt likewise significantly increased. These increases are due principally to acquisitions.

         Long term assets for the Office Solutions segment, consisting principally of goodwill and intangible assets, also showed material growth, which again is principally in response to acquisitions.

         Long term debt, as previously reported, increased materially in response to the funding of acquisitions. Moreover, as previously reported, the Company entered into two loan agreements which are being utilized principally to fund acquisitions and, to a lesser extent, working capital requirements.

         During the quarter-ended September 30, 1998, the segment produced negative cash flow, as compared to positive cash flow of approximately $18,000 for the comparable quarter of the preceding year. The negative cash flow is principally in response to the segment's operating loss and the change in current assets as compared to the change in current liabilities for the quarter, as discussed above.

MERCHANT BANKING SEGMENT

         As previously discussed, this segment did not commence operations until October of 1997. Thus, there is no comparison to the prior year comparable quarter. For the quarter-ended September 30, 1998, the Merchant Banking segment had total assets of approximately $5.5 million. Total assets did decline at September 30, 1998, however, as compared to the preceding quarter. This decline relates principally to the previously reported viatical settlements which occurred during the last day of the preceding quarter but were not settled until during the reporting quarter. Additionally, escrowed cash, with its corresponding current liability, decreased at September 30, 1998 as compared to the prior quarter balance.


YEAR 2000 STATEMENT

         The year 2000 (Y2K) issue is the result of computer programs using a two-digit year, such that the computer system may interpret the year 2000 as 1900. Should this occur, a system-wide failure of computer systems would be eminent and could lead to company-wide disruptions. The cost of such company-wide disruptions could have a material adverse effect on the Company's financial condition and results of operations.

         As previously reported, the Company has implemented its three phase plan to address its Y2K issue and has principally completed both phase 1 and 2 of its plan. A number of applications have been identified as either Y2K compliant or that the third party vendor has provided the Company with assurance that the application will be Y2K compliant.

         Management does not anticipate material additional expense in future periods associated with known Y2K issue.

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A for the quarter-ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IMTEK OFFICE SOLUTIONS, INC.



Date: December 3, 1998
                                    ----------------------------------
                                    Brad Thompson
                                    Chief Financial Officer and
                                    Duly Authorized Officer