Form 10-Q
period 1998-12-31
IMTEK OFFICE SOLUTIONS INC
filed 1999-02-16
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1998

Commission file number:  33-24464-NY

                          IMTEK OFFICE SOLUTIONS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                     Tax ID #11-2958856
-------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
   of incorporation)                                         Identifications No)

              2111 Van Deman Street, Suite 100, Baltimore, MD 21224
           ----------------------------------------------------------
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
-------------------------------------------------------------------------------
                                   Yes     No  X
                                       ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity as the latest practicable date: 7,538,361 shares as of February 10, 1999.

                                      INDEX
                          IMTEK OFFICE SOLUTIONS, INC.

PART I.  Financial Information


         Item 1.  Financial Statements
                  Consolidated Balance Sheets - December 31, 1998 (unaudited)                    3
                  and June 30, 1998 (audited) ..................................................---

                  Consolidated Statements of Income - Three months and six                       5
                  months ended December 31, 1998 and 1997 ......................................---

                  Consolidated Statements of Shareholders Equity for the six                     6
                  months ended December 31, 1998 ...............................................---

                  Consolidated Statements of Cash Flows - six months ended                       7
                  December 31, 1998 and 1997 ...................................................---

         Item 2.  Management's Discussion and Analysis of Results of Operations                  12
                  and Financial Condition and Liquidity ........................................---

PART II.          Other Information

                  Item 1. Legal Proceedings ....................................................---
                  Item 6. Exhibits and reports on Form 8-K .....................................---
                          Financial Data Schedule ..............................................---
                  Signature ....................................................................---


                          IMTEK OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                     December 31, 1998                       June 30, 1998
                                                 -----------------------                ---------------------
                                                        (unaudited)                            (audited)
CURRENT ASSETS
Cash                                             $              722,295                 $          2,949,168
Escrow deposit                                                  738,557                            5,054,220
Accounts receivable (net)                                     3,443,584                            1,390,302
Other receivables                                               139,365                              151,235
Inventory                                                     3,357,577                            1,641,309
Deferred tax assets                                              82,124                               82,124
Prepaid expenses and other
current assets                                                  667,415                              783,480
                                                 -----------------------                ---------------------

Total current assets                                          9,150,917                           12,051,838

PROPERTY AND EQUIPMENT -
at cost,less accumulated depreciation
and amortization                                              3,253,831                            1,880,888

OTHER NONCURRENT ASSETS                                         279,116                              497,516

DEFERRED FINANCING COSTS, less
accumulated amortization                                        338,410                              361,941

OTHER INTANGIBLE ASSETS, less
accumlated amortization                                       6,012,898                            1,732,574
                                                 -----------------------                ---------------------

                                                 $           19,035,172                 $          16,524,757
                                                 -----------------------                ---------------------
                                                 -----------------------                ---------------------

                 See notes to consolidated financial statements

                          IMTEK OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     December 31, 1998                       June 30, 1998
                                                 -----------------------                ---------------------
                                                        (unaudited)                            (audited)

CURRENT LIABILITIES
Note payable - bank                              $            1,728,722                 $                 --
Current maturities of notes payable                             580,000                              560,055
Current maturities of obligations under
capital lease                                                   240,000                              234,081
Accounts payable and accrued expenses                         1,682,365                            1,629,979
Accounts payable - related party                                447,871                              795,205
Customer escrow accounts                                        738,558                            5,054,220
Deferred revenue                                              1,747,211                              168,153
Income taxes payable                                            575,306                              434,804
                                                 -----------------------                ---------------------

Total current liabilities                                     7,740,033                            8,876,497

NOTES PAYABLE, net of current
maturities and original issue discount                        6,211,378                            3,502,506

OBLIGATIONS UNDER CAPITAL LEASE,
net of current maturities                                       814,984                              988,578

DEFERRED TAX LIABILITY                                           65,490                               65,490

PUT OPTION OBLIGATION                                           302,125                              335,695

MINORITY INTEREST                                               113,679                                   --

STOCKHOLDERS' EQUITY
Preferred stock, $100 par value; authorized
75,000 shares;
liquidation preference of $674,000; issued
and outstanding, 8,370 shares
(6,740 shares at June 30, 1998)                                 837,000                              674,000
Common stock, $.000001 par value;
authorized 250,000,000 shares;
issued and outstanding 7,532366 shares
in 1998 and 5,000,000
shares in 1997                                                        8                                    8
Addditional paid-in-capital                                   1,408,703                            1,420,548
Retained earnings                                             1,541,772                              661,435
                                                 -----------------------                ---------------------
                                                              3,787,483                            2,755,991
                                                 -----------------------                ---------------------

                                                 $           19,035,172                 $         16,524,757
                                                 -----------------------                ---------------------
                                                 -----------------------                ---------------------

                          IMTEK OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Quarter Ended                                   Six Months Ended
                                       ------------------------------------------        ------------------------------------------
                                       December 31, 1998        December 31, 1997        December 31, 1998        December 31, 1997
                                       -----------------        -----------------        -----------------        -----------------
                                         (unaudited)              (unaudited)               (unaudited)              (unaudited)
REVENUES
  Equipment & Supplies                    $5,948,741               $1,613,637               $11,534,532                $2,841,073
  Merchant Banking                        10,016,448                4,976,894                24,097,753                 4,976,894
                                       -----------------        -----------------        -----------------        -----------------
                                          15,965,189                6,590,531                35,632,285                 7,817,967

COST OF REVENUES
  Equipment & Supplies                     3,968,842                  812,520                 7,775,668                 1,891,244
  Merchant Banking                         7,278,153                4,106,644                17,598,674                 4,106,644
                                       -----------------        -----------------        -----------------        -----------------
                                          11,246,995                4,919,164                25,374,342                 5,997,888

GROSS PROFIT                               4,718,194                1,671,367                10,257,943                 1,820,079

SELLING AND GENERAL
       EXPENSE                             4,190,832                1,167,309                 8,285,690                 1,290,736
                                       -----------------        -----------------        -----------------        -----------------

OPERATING INCOME                             527,362                  504,058                 1,972,253                   529,343

INTEREST EXPENSE                           (274,684)              -                           (438,292)              -
MISCELLANEOUS INCOME                          32,670              -                              49,455              -
                                       -----------------        -----------------        -----------------        -----------------

INCOME BEFORE
INCOME TAXES AND MINORITY
INTEREST                                     285,348                  504,058                 1,583,416                   529,343

MINORITY INTEREST                             94,814              -                             113,679              -
                                       -----------------        -----------------        -----------------        -----------------
                                             190,534                  504,058                 1,469,737                   529,343
INCOME TAXES                                  76,200                  210,000                   589,400                   211,700
                                       -----------------        -----------------        -----------------        -----------------
NET INCOME                                   114,334                  294,058                   880,337                   317,643

Preferred Stock Dividends                    $18,832              -                              33,997              -
Income available to common
Stockhholders                                $95,502                 $294,058                  $846,340                  $317,643
                                       -----------------        -----------------        -----------------        -----------------
                                       -----------------        -----------------        -----------------        -----------------

NET INCOME PER SHARE
Basic                                           0.01                     0.04                      0.11                         0
                                       -----------------        -----------------        -----------------        -----------------
                                       -----------------        -----------------        -----------------        -----------------
Diluted

Diluted                                         0.01                     0.04                      0.11                         0
                                       -----------------        -----------------        -----------------        -----------------
                                       -----------------        -----------------        -----------------        -----------------
WEIGHTED AVG. PER SHARE
Basic                                      7,532,366                6,269,131                 7,532,366                 6,269,131
                                       -----------------        -----------------        -----------------        -----------------
                                       -----------------        -----------------        -----------------        -----------------
Diluted                                    7,619,986                6,269,131                 7,619,986                 6,269,131
                                       -----------------        -----------------        -----------------        -----------------
                                       -----------------        -----------------        -----------------        -----------------

                          IMTEK OFFICE SOLUTIONS, INC.
                        CONSOLIDATED SHAREHOLDERS' EQUITY
                For the period from June 30, to December 31, 1998


                                Preferred Stock            Common Stock
                          -------------------------  -------------------------      Paid in          Retained      Stockholders
                              Shares      Amount       Shares        Amount         Capital          Earnings         Equity
                          ------------ ------------  ------------ ------------    ------------      ------------   ------------
Balance -
 June 30, 1998                6,740     $  674,000     7,532,361     $    8       $ 1,420,548      $   661,435     $  2,755,991



Issuance of                   1,630        163,000          -           -             (11,845)            -             151,155
Preferred Stock
Net Income for
the period                      -              -            -           -                 -            880,337          880,337
                          ------------ ------------  ------------ ------------    ------------      ------------   ------------

Balance -
December 31, 1998             8,370     $  837,000     7,532,361     $    8       $ 1,408,703      $ 1,541,772     $  3,787,483
                          ------------ ------------  ------------ ------------    ------------     ------------    ------------
                          ------------ ------------  ------------ ------------    ------------     ------------    ------------





                 See notes to consolidated financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      For the Six Months Ended December 31

                                                                       1998                    1997
                                                                       ----                    ----
                                                                    (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                $    880,337           $     294,058
  Net income
  Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                                       308,401                  12,357
     Minority interest                                                   113,679                   -
     Amortization of put option obligation                               (33,570)                  -
     Changes in assets and liabilities
     Accounts and other receivables                                   (2,041,412)               (691,855)
     Inventory                                                        (1,716,268)               (118,831)
     Accounts payable and accrued expenses                               294,948               1,093,182
     Deferred revenue                                                  1,579,058
     Prepaid expenses                                                    116,065                (320,989)
     Other assets                                                        218,400                (124,644)
     Income taxes payable                                                140,502                 214,893
                                                              -------------------     ------------------

        Net cash (used) provided by operating activities                (729,756)                358,171

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                  (1,500,813)               (306,155)
  Acquisitions and intangibles                                        (4,437,324)               (303,746)
                                                              -------------------     ------------------


        Net cash used in investing activities                         (5,938,137)               (609,901)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                          4,686,685                 531,855
  Payments on notes payable                                             (396,820)                  -
  Issuance of preferred Stock - net                                      151,155                   -
  Change in paid in capital                                              -                       (29,112)
                                                              -------------------     ------------------

        Net cash provided by financing activities                      4,441,020                 502,843

        Net (decrease) increase in cash                               (2,226,873)                251,013

Cash at beginning of period                                            2,949,168                  11,349
                                                              -------------------     ------------------

Cash at end of period                                               $    722,295           $     262,362
                                                              -------------------     ------------------
                                                              -------------------     ------------------

DISCLOSURE OF CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid during the quarter for interest                           $    442,347           $       -
                                                              -------------------     ------------------
                                                              -------------------     ------------------

Cash paid during the quarter for taxes                              $    440,100           $       -
                                                              -------------------     ------------------
                                                              -------------------     ------------------



                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows:

NATURE OF BUSINESS

     The Company is a regional supplier of equipment products and services used by offices to manage information and documents. The Company also provides a variety of specialty finance and merchant banking services, primarily the purchase and sale of viaticated life insurance policies. The Company conducts business in the Baltimore, Maryland, Washington, DC, Richmond and Tidewater, Virginia, Atlanta, Georgia and Philadelphia, Pennsylvania markets and grants credit to its customers in those regions.

     In July, 1998 the Company's Board of Directors approved a change in the fiscal-year-end from September 30th to June 30th of each year, effective June 30, 1998. The audited financial statements as of June 30, 1998 are for a period of nine months beginning October 1, 1997.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements as of December 31, 1998, reflects the accounts of the Company, together with the accounts of Imtek Corporation, Imtek Services, Corporation, and Imtek Acquisition Corporation, wholly owned subsidiaries of the Company. All inter-company transactions have been eliminated in consolidation.

     The accompanying consolidated balance sheets as of December 31, 1998 and 1997, consolidated statements of earnings for the quarter ended and six months ended December 31, 1998, the statement of shareholders' equity for the quarter-ended December 31, 1998, and the consolidated statement of cash flows for the six months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected in the accompanying consolidated financial statements. The result of operations for interim periods presented herein are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE B - RESTRICTED CASH AND CUSTOMER ESCROW ACCOUNTS

The company's merchant banking subsidiary attempts to pre-fund certain asset viaticated life insurance purchases with funds received from third party purchasers. Funds are collected in an escrow account and released to the Company upon the sale of the policies.


NOTE C - LONG-TERM DEBT

Long term debt consists of:

                                                           Amount
                                                    -------------------
Subordinated acquisition line                       $         5,664,305
Equipment Notes                                                 306,314

Notes to Individuals                                            820,759
                                                    -------------------
                                                              6,791,378
     Current Maturties                                          580,000
                                                    -------------------
                                                    $         6,211,378
                                                    -------------------
                                                    -------------------


NOTE D - Dependence on Major Vendor

The Company's merchant banking segment purchased viaticated insurance policies primarily from one broker. For the quarter ended December 31, 1998 the company purchased $4,440,721 in policies from this broker ($12,170,840 for the six months ended December 31, 1998) representing 61% of the policies purchased during the quarter (69% for the six months ended December 31, 1998).

NOTE E - Segment information


                                       Qtr ended          Qtr ended          Six month            Six Month
                                      Dec. 31, '98       Dec. 31, '97       Dec. 31, '98         Dec. 31, '97
                                   ----------------   -----------------   -----------------    -----------------

Sales to unaffiliated customers
Office Solutions                        $5,948,741          $1,613,637         $11,534,532           $2,841,073
Merchant Banking                        10,016,448           4,976,894          24,097,753            4,976,894
                                   ----------------   -----------------   -----------------    -----------------
                                       $15,965,189          $6,590,531         $35,632,285           $7,817,967
                                   ----------------   -----------------   -----------------    -----------------
                                   ----------------   -----------------   -----------------    -----------------
Operating Income (loss)
Office Solutions                        ($142,157)           ($216,192)          ($303,256)           ($190,907)
Merchant Banking                           669,520             720,250           2,275,509              720,250
                                   ----------------   -----------------   -----------------    -----------------
                                          $527,363            $504,058          $1,972,253             $524,343
                                   ----------------   -----------------   -----------------    -----------------
                                   ----------------   -----------------   -----------------    -----------------
Assets
Office Solutions                            -                   -              $15,602,817           $1,622,289
Merchant Banking                            -                   -                3,432,355            3,705,527
                                   ----------------   -----------------   -----------------    -----------------
                                            -                   -              $19,035,172           $5,327,816
                                   ----------------   -----------------   -----------------    -----------------
                                   ----------------   -----------------   -----------------    -----------------
Capital Expenditures
Office Solutions                          $327,387             $96,958          $1,499,228             $101,553
Merchant Banking                          -                    204,602               1,585              204,602
                                   ----------------   -----------------   -----------------    -----------------
                                          $327,387            $301,560          $1,500,813             $306,155
                                   ----------------   -----------------   -----------------    -----------------
                                   ----------------   -----------------   -----------------    -----------------
Depreciation and Amount
Office Solutions                          $162,668              $1,290            $293,737               $5,215
Merchant Banking                             7,332               7,142              14,664                7,142
                                   ----------------   -----------------   -----------------    -----------------
                                          $170,000              $8,432            $308,401              $12,357
                                   ----------------   -----------------   -----------------    -----------------
                                   ----------------   -----------------   -----------------    -----------------

NOTE F - Acquisitions

     During the quarter ended December 31, 1998 the Company completed the purchase of certain customer accounts of the AMI Group, Inc. for the assumption of certain liabilities of approximately $650,000. The AMI Group, Inc. was a Washington D.C. based office equipment dealer.

     During the quarter ended December 31, 1998 the Company acquired certain assets of American Copy Systems, Inc., a Warrington, Pennsylvania office equipment dealer, for approximately $895,000. The assets acquired included accounts receivable and cash of approximately $236,000, inventory of approximately $215,000, furniture and fixture of approximately $70,000 a covenant not to compete of $50,000 and certain other intangibles of $325,000. This transaction was funded primarily through the remaining cash from the Sirrom indebtedness of approximately $640,000, the issuance of a note payable of $160,000, and the assumption of certain liabilities of approximately $95,000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BACKGROUND

Imtek Office Solutions, Inc., (the "Company"), as previously reported, effectively commenced operations on April 22, 1997. Prior to April 22, 1997, the Company, and its predecessor, was a development stage company with no significant operations. The Company, for the fiscal year ended as of September 30, 1997 was primarily engaged in the wholesale and retail sale of copiers and facsimile equipment, servicing of office equipment, providing commercial printing and duplicating services, and to a lesser extent, the retail sale of office supplies. Effective October 1, 1997, the Company commenced its operation of its merchant banking business, primarily providing viatical settlements, the purchase and resale of life insurance policies of terminally ill individuals. The Company operates principally in the Mid-Atlantic region consisting of Baltimore, Maryland, Philadelphia, PA, Washington D.C., Richmond, Virginia, Tidewater area of Southeastern Virginia, and the metropolitan Atlanta, Georgia market.

The Company changed its fiscal year end from September 30 to June 30, effective June 30, 1998 as previously reported on form 8-K of July 30, 1998, which is incorporated by reference. Since the Company was in a start-up mode during 1997 with limited activity during fiscal year ended September 30, 1997 (a period of five months), and the transition period ended as of June 30, 1998 (a period of 9 months), comparisons to prior year's results may not provide meaningful analysis.

During the prior year, as previously reported, the Company effectively created two operating segments. The first segment, representing the historical core business of the Company, is the sale at retail and wholesale of office products, copier sales and service, and commercial printing and copying services. This segment is referred to as Office Solutions. The second segment is referred to as Merchant Banking and consists principally of viatical settlements and to a lesser extent specialty finance services, including copier and office equipment leasing, accounts receivable financing and factoring. The Merchant Banking segment effectively commenced operations during the second quarter of the prior year, and thus there are no comparisons to the prior year for this segment.

The Company's Office Solutions segment continues the implementation of its "growth-through-acquisitions" strategy. The strategy consists principally of acquiring smaller office equipment dealers located within specified geographic markets. Additionally, the Company anticipates acquiring other entities in the future which may provide the Company with expanded, enhanced or additional products, services or markets, but can provide no assurance that such acquisitions will indeed provide such beneficial products, services or markets. Management believes that these acquired entities, with such similar products and services would benefit, after a reasonable assimilation period, from the Company's centralized management, system of internal control, additional financial resources, efficiencies associated with certain economies of scale, and marketing efforts, although there can be no assurance that such benefits will be realized. Management further believes that adequate acquisition opportunities are available. The Company anticipates that significant acquisitions would be funded principally from issuance of authorized but unissued shares of the Company's common stock, external financing sources, such as the Sirrom and Mercantile Bank Loan Agreements, and to a lesser extent from internally generated cash flow. The Company's future success with acquisitions will depend upon the timing and size of the acquisition; the ability to integrate the acquired company into its operations with a minimum of integration costs and the Company's ability to grow its infrastructure to accommodate the continued growth.

ACQUISITIONS:

During the quarter ended December 31, 1998 the Company completed the purchase of certain customer accounts of the AMI Group, Inc. in exchange for the assumption of certain liabilities in the approximate amount of $650,000. The AMI Group, Inc. was a Washington D.C. based office equipment dealer.

During the quarter ended December 31, 1998, the Company acquired certain assets of American Copy Systems, Inc., a Warrington, Pennsylvania office equipment dealer, for approximately $895,000. The assets acquired included accounts receivable and cash of approximately $236,000, inventory of approximately $215,000, furniture and fixture of approximately $70,000 a covenant not to compete of $50,000 and certain other intangibles in the approximate amount of $325,000. This transaction was funded primarily through the remaining cash from the Sirrom indebtedness of approximately $640,000, the issuance of a note payable in the amount of $160,000, and the assumption of certain liabilities of approximately $95,000.

RESULTS OF OPERATIONS:


Office Solutions Segment

     The Office Solutions segment generated gross revenue of $5,949,000 and $11,535,000 for the quarter and six month period ended as of December 31, 1998, as compared to $1,614,000 and $2,841,000 for the comparable periods of the prior year. These increases over the comparable period of the prior year relate principally to revenue derived from acquisitions. As previously reported, the segment anticipates future revenue growth through acquisitions.

     In addition to management's focus of revenue growth through acquisitions, the company has experienced internally generated growth. During the second quarter the segmented generated an increase in same location revenue sales of $1.7 million, as compared to $1.6 million for the comparable period of the prior year. Same location revenue for the six-month period also increased during the current year, as compared to the prior year, by approximately $700,000, or 23%. These increases are a result of to management's continuing focus on quality of service, both during and subsequent to point of sale. Moreover, as previously reported, management placed additional investments within these locations with the intention of adequately staffing and supporting the operations. These previous investments have contributed to the revenue increases, which are in excess of cost of living increases.

     In addition to the revenue growth, for both the quarter and six month period ended as of December 31, 1998, the Office Solutions segment also experienced positive performance of its gross margins. The segment reported gross margin of 33.3% and 32.5% for the quarter and six-month period of the current fiscal year, respectively. Same location gross margins for the quarter and six-month period were 21.4% and 20.3% as compared to 49.6% and 33.4% for the comparable periods of the prior year. As previously reported, the prior year second quarter contained several large, non-recurring sources of revenue, and thus resulted in substantially higher gross margin than customary. The segment produced a first quarter prior year gross margin of 12.1% and a second quarter gross margin of 49.6%. Absent the prior year favorable second quarter fluctuation, the segment has shown improvement in the current year within the same location gross margins.

     Management continues its attention on cost containment and operational efficiencies. Selling, general and administrative expense increased by approximately $350,000 in the second quarter as compared to the previous quarter. This increase relates principally to additional administrative costs from acquisitions, which may have been incurred during only a portion of the prior quarter. As compared to the comparable quarter of the prior year, selling, general and administrative expense increased from $1 million to $1.9 million, almost doubling. However, as previously discussed, revenue during this same period increased by approximately 275%. Thus, as a percentage of revenue, the segment has significantly decreased the effect, contracting from 63% of revenue to 32% for the comparable quarter of the prior year. Moreover, for the six-month period ended as of December 31, 1998, the segment similarly mitigated the effect of these expenses as compared to revenue, declining to 30.4% from 39.9% for the current six-month period as compared to the prior year. Management, as previously reported, continues to anticipate a certain level of transformation and assimilation costs with acquisitions, which could continue to stabilize and effectively decline as a percentage of revenue.

     As previously reported, management anticipates a certain level of assimilation costs with acquisitions. These expenditures consist principally of incremental marketing efforts, training costs to insure sales and service personnel operate at the highest level of professionalism, competency and in accordance with established policy and procedure, and general and administrative expense with the improvement of the acquisition's infrastructure. With additional acquisitions, these costs, which have been stabilized, should continue to decline as a percentage of revenue, but the Company can provide no assurances in that regard.

     Moreover, as previously reported general and administrative costs for the prior period ended December 31, 1997 where below then-expected levels. In the prior year, for example, management waived remuneration. Thus payroll and directly related costs such as benefits, for the six-month period of approximately $325,000 where not incurred during the prior year. Additionally, as also previously reported, the Company, in prior periods did not incur facilities expense such as rent and utilities for some locations. Thus, there can be no direct comparison to the comparable periods of the prior year.

     Based upon the preceding, the segment reported positive results from operation, before income tax and interest expense. As compared to the comparable quarter of the prior year, the segment reversed its course and produced an operating profit of $52,500 for the current quarter as compared to a loss of $209,000 in the prior year's comparable quarter. For the six-month period this trend continued with the segment reporting an operating profit of $189,000 as compared to an operating loss of $183,500 in the prior year. However, as compared to the prior quarter, the trend temporarily reversed with the current quarter's profit less than the operating profit of the prior quarter by approximately $84,000. This fluctuation is principally in response to the previously discussed increases in general and administrative expenses.

     As previously reported, the segment continues to implement its growth strategy through acquisitions, and to a lessor extent, internal growth. It is anticipated that the strategy of acquiring smaller and localized office equipment dealers within specified geographic areas will continue. Furthermore, it is anticipated that acquired companies would benefit, after a reasonable assimilation period, from the Company's centralized management, system of internal control, additional financial resources, efficiencies associated with certain economics of scale, and marketing resources. There can be no assurances that such benefits will be realized, however.

Merchant Banking Segment

     As previously reported, the Merchant Banking segment did not commence operations until October 1997. Thus, there is no meaningful comparison to the prior year's comparable periods.

     During the second quarter and for the six month period ended as of December 31, 1998, the Merchant Banking segment accounted for 62.7 and 67.6 percent of the Company's consolidated revenue, respectively. Revenue for the segment decreased by approximately $3.92 million or 27.8 percent as compared to the prior quarter. This revenue decline was anticipated by management and was the result of seasonal variations. With the November and December holiday season, management anticipated lower viatical settlement volume. Management further anticipates the revenue volume to return to the previously experienced levels, if not to continue, in the near term to increase. The Company can provide no assurances, however, that revenue volume will indeed return to the previously experienced levels or increase.

     Effectively commencing in the third quarter of this year, the Merchant Banking segment will offer the additional service of financial brokering of office equipment sales and leases. The segment will broker the financing under a subsidiary corporation, Imtek Capital Corporation. This subsidiary has entered into an agreement with a financial services company where by the subsidiary may facilitate financing arrangements. Such financing arrangements are expected to be on a non-recourse and non-refundable basis.

     Corresponding to the 28% decline in second quarter revenue, costs of revenue declined by 29.4%, as compared to the prior quarter. In conjunction with the decline of costs, the segment reported an increase in operating margin. The gross margin increased from 17.6% in the previous quarter to 18.2% for the second quarter. This increase was principally in response to management's effective price bidding and to the product mix of viatical settlements during the period, wherein viaticated life insurance policies where more heavily weighted to longer viatication terms.

     As previously reported, the segment's profit margin, within a relevant range, generally varies by the expected term of viatication. As the viatication period lengthens, the corresponding profit margin generally increases. Viatication periods generally run in six-month intervals, with a minimum of six months and a normal maximum of 48 months. These viatication periods are deemed to be the product mix.

     The segment experienced a significant increase in selling, general and administrative expense during the second quarter as compared to the previous quarter. Selling, general and administrative expense climbed by approximately $420,000. For the second quarter these expenses were 12.1% of revenue as compared to 5.6% of revenue in the previous quarter. The substantial increase relates principally to the previously reported acquisition of a specialty financial services marketing group. This acquisition was fully integrated during the second quarter and correspondingly generated additional expenses. These additional expenses relate primarily to increases in payroll, and related fringe benefits of approximately $250,000. Additionally, the segment experienced an increase in such corollary expenses as advertising and marketing costs, office supplies expense, travel and entertainment, and other indirectly related expenses such as telephone and postage. Management views these incremental costs as an investment in not only securing future revenue, but also the maintenance of gross margins. As the industry matures, management anticipates increased competition with subsequent margin shrinkage. By investing in the segment currently, it is management's opinion, that the continued future success becomes more viable.

     In addition to the selling, general and administrative cost increases associated with the acquisition, the segment experienced an increase of approximately $83,000 in professional fees. This increase relates principally to the accounting fees of the year-end audit, which are expensed as incurred. Management anticipates that these expenses will settle to a more normal relevant range within the near term.

     Although the segment experienced an improvement in its operating margins during the second quarter, the unusual, significant increase in administrative expense resulted in a lower than expected pretax net income of 3.1% of revenue, as compared to 12% in the prior quarter. In light of continued increases in competition, management anticipates its pretax net income to also settle within a relevant range, which is more typical of the industry. The segment anticipates continuing to fully employ its assets and resources, including additional future infrastructure investments to maintain its competitive position within the industry.

FINANCIAL CONDITION AND LIQUIDITY


Office Solutions Segment

     Total assets of the Office Solutions segment decreased from $15.2 million as of the prior quarter to $12.8 million as of the current quarter. The decrease in cash accounted for approximately $600,000 of this decline. Moreover, accounts receivable also declined by approximately $800,000. The receivable decline was due principally to greater emphasis being placed on cash management during the quarter. Finally, other receivables accounted for the remaining total asset reduction.

     The segment experienced an effective decline in inventory during the quarter as compared to the prior quarter. Although inventory increased by approximately $73,000, this increase, 2.2%, was significantly less than the experienced revenue increase.

     The segment produced a current ratio of approximately 2 to 1 for the current quarter, which is comparable to the preceding quarter. As compared to the comparable quarter of the prior year, the segment, through its cash management, showed a significant improvement, raising the current ratio from approximately 1.5 to 2.0. As the segment continues its assimilation of acquisitions, this ratio is also expected to stabilize within a more relevant range.

     Fixed assets, as compared to the prior quarter, also remained constant due to the absence of significant acquisitions during the quarter. As compared to the prior year, in response to the previously reported acquisitions, fixed assets increased significantly.

     The segment's liabilities were likewise reduced during the quarter, as compared to the prior quarter. These reductions were again principally in response to cash flow increases and a reduction of current notes payable. Accounts payable, however, showed a marked increase, rising to approximately $2 million as compared to $700,000 as of the previous quarter. This increase was in response to calendar year end fluctuations in vendor payments, with one division incurring in excess of $300,000 in vendor payables to purchase equipment late in the quarter. Additionally, several divisions incurred significant expenses to vendors at quarter end for annual agreements. Finally, acquisitions accounted for the remaining increase. Acquisitions are also the primary contributor to the increase as compared to the comparable quarter of the prior year.

     Consistent with previous reports, the segment's long-term liabilities continue to experience growth brought about due to acquisitions. Management continues to anticipate future acquisitions, which would be funded from external sources, issuance of additional capital, and to a lesser extent, from internally generated cash flow.


Merchant Banking Segment

     As previously, reported, the Merchant Banking segment did not commence operations until October, 1997. Thus, there is no meaningful comparison to the prior year comparable periods as the segment was just commencing operation and was not in existence for the entire quarter and six-month period.

     For the quarter and six month period ended as of December 31, 1998, the Merchant Banking segment had total assets, excluding inter-company assets, of $3,400,000, as compared to $3,850,000. This represents a decrease of $450,000. This decrease is principally due to second quarter's revenue contraction.

     The segment, in direct response to the revenue decline, experienced a reduction in cash, prepaid commissions, and escrowed cash. Current liabilities were also reduced, albeit to a lesser extent for the quarter ended as of December 31, 1998 as compared to the previous quarter. In response to the change in current assets and liabilities, the segment experienced a reduction of its current ratio from 1.47 to 1.24 for the three month period ended as of December 31, 1998 as compared to the prior quarter. This current ratio decline is partially in response to larger settlement advances at December 31, 1998 as compared to the prior quarter. The $85,000 decrease in unrestricted cash, relating to the reduction of revenues due to the holiday season, was the principal driving force behind the current ratio decline during the second quarter, as compared to the prior quarter.

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

Item 1.  Legal Proceedings

     In November, 1998 the Company settled a $500,000 lawsuit (which was reported in Item 3 of the Company's annual report on Form 10 K for the fiscal year ended June 30, 1998) which alleged certain copyright infringements and breach of contract damages. Settlement terms called for a payment of $60,000 made in December,1998 and subsequent semi-annual installments made through December 2000, totaling $82,500.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           IMTEK OFFICE SOLUTIONS, INC.


                           By: /s/Edwin C. Hirsch
                           -----------------------------------

                           Edwin C. Hirsch, President
                           And Chief Executive Officer

                           By: /s/ Brad Thompson
                           -----------------------------------

                           Financial Officer



Dated: February 15, 1999