Form 10-Q/A
period 1998-12-31
IMTEK OFFICE SOLUTIONS INC
filed 1999-02-17
CIK 840827

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

                                      INDEX
                          IMTEK OFFICE SOLUTIONS, INC.

PART I.  Financial Information


         Item 1.  Financial Statements
                  Consolidated Balance Sheets - December 31, 1998 (unaudited)
                  and June 30, 1998 (audited) .................................................. 3

                  Consolidated Statements of Income - Three months and six
                  months ended December 31, 1998 and 1997 ...................................... 5

                  Consolidated Statements of Shareholders Equity for the six
                  months ended December 31, 1998 ............................................... 6

                  Consolidated Statements of Cash Flows - six months ended
                  December 31, 1998 and 1997 ................................................... 7

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition and Liquidity ........................................ 12

PART II.          Other Information

                  Item 1. Legal Proceedings .................................................... 18

                  Item 6. Exhibits and reports on Form 8-K ..................................... 18
                          Financial Data Schedule .............................................. 18


                  Signature .................................................................... 19


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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BACKGROUND

Imtek Office Solutions, Inc., (the "Company"), as previously reported, effectively commenced operations on April 22, 1997. Prior to April 22, 1997, the Company, and its predecessor, was a development stage company with no significant operations. The Company, for the fiscal year ended as of September 30, 1997 was primarily engaged in the wholesale and retail sale of copiers and facsimile equipment, servicing of office equipment, providing commercial printing and duplicating services and, to a lesser extent, the retail sale of office supplies. Effective October , 1997, the Company commenced operation of its merchant banking business, primarily through viatical settlements, the purchase and resale of life insurance policies of terminally ill individuals. The Company operates principally in the Mid-Atlantic region, consisting of Baltimore, Maryland, Philadelphia, PA, Washington D.C., Richmond, Virginia, the Tidewater area of Southeastern Virginia, and the metropolitan Atlanta, Georgia market.

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

During the prior year, as previously reported, the Company effectively created two operating segments. The first segment, representing the historical core business of the Company, is the sale at retail and wholesale of office products, copier sales and service, and commercial printing and copying services. This segment is referred to as Office Solutions. The second segment is referred to as Merchant Banking and consists principally of viatical settlements and, to a lesser extent, specialty finance services, including copier and office equipment leasing, accounts receivable financing and factoring. The Merchant Banking segment effectively commenced operations during the second quarter of the prior year and thus there are no comparisons to the prior year for this segment.

Currently, the Company's viatical business markets its viatical product primarily through the use of a network which the Company has built over the last year and a half, consisting primarily of insurance agents. The Company is currently investigating several marketing alternatives, including offering viaticated insurance policies as a "securitized" product. If the Company is successful in offering these additional "securitized" products, management believes that the segment has the potential to experience a substantial increase in volume. While there can be no assurance that this substantial increase in volume can be achieved, offering these additional securitized products will allow licensed security brokers the opportunity to begin selling this product, thus expanding the Segment's sales network. Management intends to invest up to $150,000 during the second and third quarters of the current year in designing these products and introducing them into the market.

The Company believes that the conduct of its viatical business is not a security subject to regulation under current state securities laws. The Company is aware, however, that several states are attempting to regulate, or to determine if the viatical business or parts of the viatical settlement process should be regulated, under state securities or "blue sky" laws or such states insurance laws or regulations.

The Company believes that the conduct of its viatical business is not subject to regulation under any state securities or insurance laws or regulations, as such laws and regulations are now written. The Company can provide no assurance, however, that a state regulatory body looking into this matter in the future will agree with the Company's position in this regard or that if challenged, the Company will prevail in its position. Regulation by the states could materially increase regulatory compliance costs, disrupt business and potentially have a material adverse effect on the Company's viatical business. Even if the Company is correct in its position that the viatical business is not currently regulated under state securities or insurance laws and regulations, there can be no assurance that such laws will not be amended by the states to regulate the Company's viatical business in future.

The Company has received inquiries from several states securities regulators requesting information to assist them in determining whether viaticated insurance policies or parts of the viatical settlement process should be, or is subject to be, regulated under various state securities and insurance laws and regulations.

The Company's Office Solutions segment continues the implementation of its "growth-through-acquisitions" strategy. The strategy consists principally of acquiring smaller office equipment dealers located within specified geographic markets. Additionally, the Company anticipates acquiring other entities in the future which may provide the Company with expanded, enhanced or additional products, services or markets, but can provide no assurance that such acquisitions will indeed provide such beneficial products, services or markets. Management believes that these acquired entities with such similar products and services would benefit, after a reasonable assimilation period, from the Company's centralized management, system of internal control, additional financial resources, efficiencies associated with certain economies of scale and marketing efforts, although there can be no assurance that such benefits will be realized. Management further believes that adequate acquisition opportunities are available. The Company anticipates that acquisitions would be funded principally from issuance of authorized but unissued shares of the Company's common stock when feasible, external financing sources, such as the Sirrom and Mercantile Bank Loan Agreements, and to a lesser extent from internally generated cash flow. The Company's future success with acquisitions will depend upon the timing and size of the acquisition, the ability to integrate the acquired company into its operations with a minimum of integration costs and the Company's ability to grow its infrastructure to accommodate the continued growth.

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

     Effectively commencing in the third quarter of this year, the Merchant Banking segment will offer the additional service of financial brokering of office equipment sales and leases. The segment will broker the financing under a subsidiary corporation, Imtek Capital Corporation. This subsidiary has entered into an agreement with a financial services company whereby the subsidiary may facilitate financing arrangements. Such financing arrangements are expected to be on a non-recourse and non-refundable basis.

     Corresponding to the 28% decline in second quarter revenue, costs of revenue declined by 29.4% as compared to the prior quarter. In conjunction with the decline of costs the segment reported an increase in operating margin. The gross margin increased from 17.6% in the previous quarter to 18.2% for the second quarter. This increase was principally in response to management's effective price bidding and to the product mix of viatical settlements during the period, wherein viaticated life insurance policies where more heavily weighted to longer viatication terms.

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

     Although the segment experienced an improvement in its operating margins during the second quarter, an unusual, increase in administrative expense resulted in a lower than expected pretax net income of 3.1% of revenue, as compared to 12% in the prior quarter. In light of continued increases in competition, management anticipates its pretax net income to also settle within a relevant range which is more typical of the industry. The segment anticipates continuing to fully employ its assets and resources, including additional future infrastructure investments to maintain its competitive position within the industry.

FINANCIAL CONDITION AND LIQUIDITY


Office Solutions Segment

     Total assets of the Office Solutions segment decreased from $15.2 million as of the end of the prior quarter to $12.8 million as of the end of the current quarter. A decrease in cash accounted for approximately $600,000 of this decline. Moreover, accounts receivable also declined by approximately $800,000. The receivable decline was due principally to greater emphasis being placed on cash management during the quarter. Finally, other receivables accounted for the remaining total asset reduction.

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

     Consistent with previous reports, the segment's long-term liabilities continued to experience growth brought about due to acquisitions. Management anticipates future acquisitions, which would be funded from external sources, issuance of additional capital to a lesser extent, from internally generated cash flow.

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

Item 6.  Exhibits and Reports on Form 8-K.
  (a) Exhibit:
      27 Financial Data Schedule

  (b) Reports on Form 8-K:
      None

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


Dated: February 17, 1999