Form 10-Q
period 1999-03-31
IMTEK OFFICE SOLUTIONS INC
filed 1999-05-17
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1999

Commission file number:  33-24464-NY

                          IMTEK OFFICE SOLUTIONS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     Tax ID #11-2958856
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (IRS Employer
         of incorporation)                            Identifications No)

            8003 Corporate Drive, Suite C, Baltimore, Maryland 21236
           ----------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code                (410) 931-2054
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


State the number of shares outstanding of each of the issuer's classes of common equity as the latest practicable date: 7,538,361 shares as of May 10, 1999.

                                      INDEX
                          IMTEK OFFICE SOLUTIONS, INC.

PART I.           Financial Information

     Item 1.      Financial Statements

                  Consolidated Balance Sheets - March 31, 1999
                  (unaudited) and June 30, 1998 (audited)..........................................................  3

                  Consolidated Statements of Income - Three months
                  and nine months ended March 31, 1999 and 1998....................................................  5

                  Consolidated Statement of Shareholders Equity
                  for the nine months ended March 31, 1999.........................................................  6

                  Consolidated Statements of Cash Flows -
                  nine months ended March 31, 1999 and 1998........................................................  7

                  Notes to Consolidated Financial Statements.......................................................  8

     Item 2       Management's Discussion and Analysis of Results of
                  Operations and Financial Condition and Liquidity................................................. 11

PART II.          Other Information

     Item 1.      Legal Proceedings................................................................................ 18

     Item 6.      Exhibits and reports on Form 8-K................................................................. 18

                  Signature........................................................................................ 19

                  Financial Data Schedule

                          IMTEK OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                   March 31, 1999                   June 30, 1998
                                                                   --------------                   -------------
                                                                     (unaudited)                      (audited)
CURRENT ASSETS
Cash                                                                   $   332,571                  $ 2,949,168
Escrow deposit                                                           2,544,350                    5,054,220
Accounts receivable (net)                                                4,442,445                    1,390,302
Other receivables                                                          249,490                      151,235
Inventory                                                                3,464,710                    1,641,309
Deferred tax assets                                                         82,124                       82,124
Prepaid expenses and other current assets                                1,083,380                      783,480
                                                                   ---------------                  -----------
Total current assets                                                    12,199,070                   12,051,838

PROPERTY AND EQUIPMENT -
at cost,less accumulated depreciation and amortization                   3,364,242                    1,880,888

OTHER NONCURRENT ASSETS                                                    335,988                      497,516

DEFERRED FINANCING COSTS, less accumulated amortization                    326,644                      361,941

OTHER INTANGIBLE ASSETS, less accumlated amortization                    6,025,894                    1,732,574
                                                                   ---------------                  -----------
                                                                       $22,251,838                  $16,524,757
                                                                   ---------------                  -----------
                                                                   ---------------                  -----------


                 See notes to consolidated financial statements

                          IMTEK OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 1999             June 30, 1998
                                                                            (unaudited)                 (audited)
                                                                           -------------              -----------
CURRENT LIABILITIES
Note payable - bank                                                          $ 2,224,876              $        --
Current maturities of notes payable                                              590,000                  560,055
Current maturities of obligations under capital lease                            250,000                  234,081
Accounts payable and accrued expenses                                          3,267,317                1,629,979
Accounts payable - related party                                                 427,646                  795,205
Customer escrow accounts                                                       2,544,350                5,054,220
Deferred revenue                                                               1,412,185                  168,153
Income taxes payable                                                             579,306                  434,804
                                                                           -------------              -----------
Total current liabilities                                                     11,295,680                8,876,497

NOTES PAYABLE, net of current maturities and original issue
discount                                                                       6,019,471                3,502,506

OBLIGATIONS UNDER CAPITAL LEASE, net of current maturities                       648,371                  988,578

DEFERRED TAX LIABILITY                                                            65,490                   65,490

PUT OPTION OBLIGATION                                                            285,340                  335,695

MINORITY INTEREST                                                                143,424                       --

STOCKHOLDERS' EQUITY
Preferred stock, $100 par value; authorized 75,000 shares;
liquidation preference of $674,000; issued and outstanding, 8,370
shares (6,740 shares at June 30, 1998)                                           837,000                  674,000
Common stock, $.000001 par value; authorized 250,000,000 shares;
issued and outstanding 7,532366 shares in 1998 and 5,000,000
shares in 1997                                                                         8                        8
Additional paid-in-capital                                                     1,408,703                1,420,548
Retained earnings                                                              1,548,351                  661,435
                                                                           -------------              -----------
                                                                               3,794,062                2,755,991
                                                                           -------------              -----------
                                                                             $22,251,838              $16,524,757
                                                                           -------------              -----------
                                                                           -------------              -----------

                                            IMTEK OFFICE SOLUTIONS, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME

                                               QUARTER ENDED                              NINE MONTHS ENDED
                                               -------------                              -----------------
                                    March 31, 1999        March 31, 1998        March 31, 1999        March 31, 1998
                                     (unaudited)           (unaudited)           (unaudited)            (unaudited)
                                  --------------        --------------       ---------------          -------------
REVENUES
    Equipment & Supplies            $  6,479,657            $2,026,529           $18,014,189            $ 4,867,602
    Merchant Banking                  11,437,390             7,912,213            35,535,143             12,889,107
    Leasing - Net                         41,343                    --                41,343                     --
                                  --------------        --------------       ---------------          -------------
                                      17,958,390             9,938,742            53,590,675             17,756,709
COST OF REVENUES
    Equipment & Supplies               4,391,188               993,003            12,166,856              2,884,247
    Merchant Banking                   8,698,843             6,844,162            26,297,517             10,950,806
                                  --------------        --------------       ---------------          -------------
                                      13,090,031             7,837,165            38,464,373             13,835,053

GROSS PROFIT                           4,868,359             2,101,577            15,126,302              3,921,656

SELLING AND GENERAL EXPENSE            4,559,926             1,488,183            12,845,616              2,778,919
                                  --------------        --------------       ---------------          -------------

OPERATING INCOME                         308,433               613,394             2,280,686              1,142,737

INTEREST EXPENSE                         303,963                21,073               742,255                 21,073
MISCELLANEOUS INCOME                     (35,854)                   --               (85,309)                    --
                                  --------------        --------------       ---------------          -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                       40,324               592,321             1,623,740              1,121,664

MINORITY INTEREST                         29,745                    --               143,424                     --

INCOME TAXES                               4,000               242,850               593,400                462,967
                                  --------------        --------------       ---------------          -------------

NET INCOME                                 6,579               349,471               866,916                658,697
Preferred Stock Dividends                 18,832                    --                52,829                     --
                                  --------------        --------------       ---------------          -------------
Income available to common
Stockholders                        $    (12,253)           $  349,471               834,087            $   658,697
                                  --------------        --------------       ---------------          -------------
                                  --------------        --------------       ---------------          -------------

NET INCOME PER SHARE
                                              --                  $.05                   .11                    .10
                                  --------------        --------------       ---------------          -------------
                                  --------------        --------------       ---------------          -------------
Diluted                                       --                  $.05                   .11                    .10
                                  --------------        --------------       ---------------          -------------
                                  --------------        --------------       ---------------          -------------

WEIGHTED AVG. PER SHARE                7,532,366             7,538,361             7,532,366              6,903,746
                                  --------------        --------------       ---------------          -------------
                                  --------------        --------------       ---------------          -------------
Diluted                                7,646,286             7,538,361             7,633,136              6,903,746
                                  --------------        --------------       ---------------          -------------
                                  --------------        --------------       ---------------          -------------

                          IMTEK OFFICE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               For the period from June 30, 1998 to March 31, 1999

-------------------- ---------------------------- ----------------------------- ------------- ------------- -------------
                           Preferred Stock                Common Stock
-------------------- ---------------------------- ----------------------------- ------------- ------------- -------------
                                                                                  Paid in       Retained    Stockholders
                        Shares        Amount         Shares         Amount        Capital       Earnings       Equity
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------
Balance -
June 30, 1998              6,740       $674,000      7,532,361             $8    $1,420,548    $  661,435    $2,755,991
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------
Issuance of
Preferred Stock            1,630        163,000             --             --       (11,845)           --       151,155
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------
Net Income for the
period                        --             --             --             --            --       886,916       886,916
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------
Balance -
March 31, 1999             8,370       $837,000      7,532,361             $8    $1,408,703    $1,548,351    $3,794,062
-------------------- ------------- -------------- -------------- -------------- ------------- ------------- -------------


                 See notes to consolidated financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       For the Nine Months Ended March 31,


                                                                                      1999                  1998
                                                                                   (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                               $    886,916          $   658,697
    Net income
    Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                                       523,297               49,269
    Minority interest                                                                   143,424                   --
    Amortization of put option obligation                                               (50,355)                  --
    Changes in assets and liabilities
    Accounts and other receivables                                                   (3,150,398)          (1,633,311)
    Inventory                                                                        (1,823,401)            (129,426)
    Accounts payable and accrued expenses                                             1,269,779            1,016,567
    Deferred revenue                                                                  1,244,032               51,212
    Prepaid expenses                                                                   (299,900)            (373,485)
    Other assets                                                                        161,528              (30,344)
    Income taxes payable                                                                144,502              554,729
                                                                                ---------------          ------------

         Net cash (used) provided by operating activities                              (950,576)             163,908

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                               (1,714,354)          (1,624,461)
    Acquisition and intangibles                                                      (4,550,320)            (255,140)
                                                                                ---------------          ------------

         Net cash used in investing activities                                       (6,264,674)          (1,879,601)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                                       5,182,839            2,177,916
    Payments on notes payable                                                          (735,341)                  --
    Issuance of preferred Stock - net                                                   151,155                   --
    Change in paid in capital                                                                --              (29,112)
                                                                                ---------------          ------------

         Net cash provided by financing activities                                    4,598,653            2,148,804

         Net (decrease) increase in cash                                             (2,616,597)             433,111

Cash at beginning of period                                                           2,949,168               11,349
                                                                                ---------------          ------------
Cash at end of period                                                              $    332,571          $   444,460
                                                                                ---------------          ------------
                                                                                ---------------          ------------

DISCLOSURE OF CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest                                                             $    742,255          $    21,073
                                                                                ---------------          ------------
                                                                                ---------------          ------------
Cash paid for taxes                                                                $    440,100          $    20,400
                                                                                ---------------          ------------
                                                                                ---------------          ------------

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999

                          IMTEK OFFICE SOLUTIONS, INC.


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

         In July, 1998 the Company's Board of Directors and shareholders approved a change in the fiscal-year-end from September 30th to June 30th of each year, effective June 30, 1998.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of March 31, 1999, reflect the accounts of the Company, together with the accounts of Imtek Corporation, Imtek Services Corporation, Imtek Acquisition Corporation and Imtek Capital Corp., all wholly-owned subsidiaries of the Company. All inter-company transactions have been eliminated in consolidation.

         The accompanying consolidated balance sheets as of March 31, 1999 and June 30, 1998, consolidated statements of earnings for the quarter ended and nine months ended March 31, 1999, the statement of shareholders' equity for the period ended March 31, 1999, and the consolidated statement of cash flows for the nine months ended
         March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected in the accompanying consolidated financial statements. The result of operations for interim periods presented herein are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE B - RESTRICTED CASH AND CUSTOMER ESCROW ACCOUNTS

The company's merchant banking subsidiary attempts to pre-fund certain viaticated life insurance purchases with funds received from third party purchasers. Funds are collected in an escrow account and released to the Company upon the sale of the policies.

NOTE C - Dependence on Major Vendor

The Company's merchant banking segment purchased viaticated insurance policies primarily from one broker. For the quarter ended March 31, 1999, the Company purchased $9,846,097 in policies from this broker ($22,016,937 for the nine months ended March 31, 1999), representing 86% of the policies purchased by the Company during the quarter (62% for the nine months ended March 31, 1999).

NOTE D - Segment information

----------------------------------- --------------------- --------------------- -------------------- --------------------
                                         Qtr ended             Qtr ended            Nine month           Nine Months
                                       March 31, '99         March 31, '98         March 31, '99        March 31, '98
----------------------------------- --------------------- --------------------- -------------------- --------------------
Sales to unaffiliated customers
----------------------------------- --------------------- --------------------- -------------------- --------------------
Office Solutions                        $ 6,479,657           $ 2,026,529          $18,014,189         $  4,867,602
----------------------------------- --------------------- --------------------- -------------------- --------------------
Merchant Banking                         11,437,390             7,912,213           35,535,143           12,889,107
----------------------------------- --------------------- --------------------- -------------------- --------------------
Specialty Financial Services                 41,343                    --               41,343
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
                                        $17,958,390           $ 9,938,742          $53,590,675         $ 17,756,709
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
Operating Income (Loss)
----------------------------------- --------------------- --------------------- -------------------- --------------------
Office Solutions                        $  (421,210)          $  (214,413)         $  (724,466)        $   (168,054)
----------------------------------- --------------------- --------------------- -------------------- --------------------
Merchant Banking                            755,529               827,807            3,031,038            1,310,791
----------------------------------- --------------------- --------------------- -------------------- --------------------
Specialty Financial Services                (25,886)                   --              (25,886)                  --
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
                                        $   308,433           $   613,394          $ 2,280,686         $  1,142,737
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
Assets
----------------------------------- --------------------- --------------------- -------------------- --------------------
Office Solutions                        $17,034,337           $ 2,842,249          $        --         $         --
----------------------------------- --------------------- --------------------- -------------------- --------------------
Merchant Banking                          5,084,921             5,077,467                   --                   --
----------------------------------- --------------------- --------------------- -------------------- --------------------
Specialty Financial Services                132,580                    --                   --                   --
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
                                        $22,251,838            $7,919,716          $        --         $         --
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
Capital Expenditures
----------------------------------- --------------------- --------------------- -------------------- --------------------
Office Solutions                        $   117,560            $1,318,306          $ 1,616,788         $  1,419,859
----------------------------------- --------------------- --------------------- -------------------- --------------------
Merchant Banking                             95,981                    --               97,566              204,602
----------------------------------- --------------------- --------------------- -------------------- --------------------
Specialty Financial Services                     --                    --                   --                   --
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
                                        $   213,541           $ 1,318,306          $ 1,714,354         $  1,624,461
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
Depreciation and Amount
----------------------------------- --------------------- --------------------- -------------------- --------------------
Office Solutions                        $   192,000           $    28,806          $   496,633         $     34,021
----------------------------------- --------------------- --------------------- -------------------- --------------------
Merchant Banking                             12,000                 8,106               26,664               15,248
----------------------------------- --------------------- --------------------- -------------------- --------------------
Specialty Financing Services                     --                    --                   --                   --
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------
                                        $   204,000           $    36,912          $   523,297         $     49,269
                                    --------------------- --------------------- -------------------- --------------------
----------------------------------- --------------------- --------------------- -------------------- --------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

         Imtek Office Solutions, Inc., (the "Company"), as previously reported, effectively commenced operations on April 22, 1997. Prior to April 22, 1997, the Company, and its predecessor, was a development stage company with no significant operations. The Company, for the fiscal year ended as of September 30, 1997, was primarily engaged in the wholesale and retail sale of copiers and facsimile equipment, servicing of office equipment, provision of commercial printing and duplicating services and, to a lesser extent, the retail sale of office supplies. Effective October 1, 1997, the Company commenced operation of its merchant banking business, primarily through viatical settlements (the purchase and resale of life insurance policies of terminally ill individuals). Additionally, during the third quarter ending March 31, 1999, the Company created a third segment. This third segment, Specialty Finance, was formerly a component of the Merchant Banking segment, with no significant operations. The Company operates principally in the Mid-Atlantic region, consisting of Baltimore, Maryland, Philadelphia, Pennsylvania, Washington, D.C., Richmond, Virginia, the Tidewater area of Southeastern Virginia and the metropolitan Atlanta, Georgia market.

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

         In prior periods, the Company effectively had two operating segments. The first segment, representing the historical core business of the Company, is the sale at retail and wholesale of office products, copier sales and service, and commercial printing and copying services. This segment is referred to as Office Solutions. The Office Solution segment, the Company's original core component, continues the process of growth through acquisition. The strategy consists principally of acquiring smaller office equipment dealers located within specific geographic markets. The segment anticipates acquiring additional entities which may provide opportunities for expansion or enhancement of current products and services. Management can provide no assurance that such acquisitions, if any, would provide such beneficial services, products, or markets, however. Management continues in the belief that adequate acquisition opportunities exist. Management anticipates that acquisitions, if any, would be funded principally from issuance of capital stock, external financing sources, and to lesser extent, internally generated cash flow. The Company's future success with acquisitions generally depends upon the timing and size of the acquisition, the ability to integrate the acquired company into the Company's operation with a minimum of integration costs, and the Company's ability to maintain and enhance its infrastructure to accommodate the continued growth.

         The second segment is referred to as Merchant Banking and consists principally of viatical settlements. The second segment is referred to as Merchant Banking. The Merchant Banking segment consists predominantly of the provision of viatical settlement services, including the purchase and resale of insurance policies of terminally ill individuals. This segment's business consists of two distinct functions. The first is the purchase and resale of policies. The second is the provision of document management and production services for trustees engaged in the viatical settlement business. Currently, the Company is exploring the modification of its business conduct such that the purchase and subsequent sale of viatications may be discontinued. The segment would likely continue the brokering of viatications, as well as the document management services. In the event that management adopts this change, it is expected that gross revenue would decrease significantly. Management does not however, expect to experience a significant decline in the segments' operating income as a result of the contemplated modification. The Merchant Banking segment effectively commenced operations during the second quarter of the prior year and thus comparisons to the prior year may not provide meaningful analysis. Presently, the Merchant Banking segment markets its product principally through a network of brokers, primarily insurance agents, which the segment has established over the past year. The Company also is currently investigating several marketing alternatives, including offering viaticated insurance policies as a "securitized" product. If the Company is successful in offering these additional "securitized" products, management believes that the segment has the potential to experience a substantial increase in volume. While there can be no assurance that this substantial increase in volume can be achieved, offering these additional securitized products may allow licensed security brokers the opportunity to begin selling this product, thus expanding the Segment's sales network. Management intends to invest up to $150,000 during the remainder of the current year in designing these products and introducing them into the market.

         The Company believes, however, that its viatical settlement contracts are not securities subject to regulation under current state securities laws. The Company is aware, however, that several states are attempting to regulate, or to determine if the viatical settlement business or parts of the viatical settlement process should be regulated under state securities or "blue sky" laws or such states insurance laws or regulations.

         The Company presently believes that the conduct of its viatical business may not be subject to regulation under state securities or insurance laws or regulations, as such laws and regulations are now written. The Company can provide no assurance, however, that a state regulatory body looking into this matter in the future will agree with the Company's position in this regard or that if challenged, the Company will prevail in its position. Regulation by the states could materially increase regulatory compliance costs, disrupt business and potentially have a material adverse effect on the Company's viatical business. Even if the Company is correct in its position that the viatical business is not currently regulated under state securities or insurance laws and regulations, there can be no assurance that such laws will not be amended by the states to regulate the Company's viatical business in future.

         The Company has received inquiries from several states securities regulators requesting information to assist them in determining whether viaticated insurance policies or parts of the viatical settlement process should be, or is subject to be, regulated under various state securities and insurance laws and regulations.

         Moreover, the Kansas Securities Commissioner has issued a cease and desist order finding that the Company's viatical settlement contracts are securities within the meaning of the Kansas Securities Act. The Company has ceased all offers and sales of all viatical settlement contracts within the State of Kansas. The Company believes that the determination made by the Securities Commissioner is incorrect and plans to request a hearing to contest the determination. There have been less than 10 purchases of viatical settlement contracts by Kansas residents, aggregating approximately $193,000. If the Company is unsuccessful in contesting the cease and desist order, the Company will be precluded from offering and selling viatical settlement contracts in Kansas unless it complies with all applicable provisions of the Kansas Securities Act and the regulations promulgated thereunder.
Additionally, purchasers of the Company's viatical settlement contracts who are Kansas residents will be entitled to rescind their purchase and receive a refund of the purchase price plus interest at the statutory rate from the date of sale.

         The third segment, Specialty Finance, consists principally of an office equipment leasing facility. This segment essentially acts as a intermediary in financing and leasing arrangements of office equipment and copiers. Previously, the segment's activities were included with the Merchant Banking segment. Because prior activity was immaterial, prior periods have not been restated to reflect the change.

MERCHANT BANKING SEGMENT

         As previously reported, the Merchant Banking Segment did not commence operations until October 1997. Thus, there is no meaningful comparison to the prior year nine month period.

         During the third quarter and for the nine month period ended as of March 31, 1999, the segment accounted for 63.7 and 66.3 percent of the Company's consolidated revenues, respectively. Moreover, during the third quarter segment revenue increased by approximately $1.4 Million or 14.2% as compared to the prior quarter. As compared to the comparable quarter of the prior year, segment revenue increased by approximately $3.5 Million, or 44.6%. The increase during the current quarter as compared to the prior quarter relates principally to the segment's decision to increase agent and broker commissions. Previously, the segment's commission structure was moderately below market rates. Management relied on its quality of service to compensate for the lower commission structure. However, as the segment's market matured, with increasing competition, this philosophy has yielded decreasing results. Thus, by raising the commission structure to match market rates, while continuing to offer superior service, the segment experienced revenue growth.

         As compared to the comparable quarter of the prior year, revenue growth was principally in response to the segment's investment in its market network. Additional contributing factors include the superior service provided to customers, and general market growth.

         Previously, the segment reported that it anticipated offering the additional service of financial brokering of office equipment sales and leases. The segment expected to broker this financing through a subsidiary corporation, Imtek Capital Corporation. Imtek Capital Corporation has entered into an agreement with a financial services company whereby it may facilitate financing arrangements. As previously discussed, this activity has been carved out of the Merchant Banking Segment and placed into its own segment. Prior to the third quarter the specialty financing activities were immaterial, and thus no restatement of prior reported financial statements is necessary.

         The segment's gross margin during the third quarter declined to 23.9% from 27.3% in the prior quarter. Although the product mix remained consistent between the two periods, as discussed above, this decline is principally in response to the increase in commissions paid during the quarter.

         As compared to the comparable quarter of the preceding year, gross profit and correspondingly gross margin increased to 23.9% as compared to 13.5%, respectively. This increase is principally in response to the product mix, with the current quarter viatical term lengthening.

         As previously reported, the Segment's profit margin, within a relevant range, generally varies by the expected term of viatication. As the viatication period lengthens, the corresponding profit margin generally increases. Viatication periods generally run in six month intervals, with a minimum of six months and a normal maximum of 48 months. These viatication periods are deemed to be the product mix.

         Moreover, as discussed above, during the quarter the segment increased the commission structure paid to agents and brokers. The third quarter did not reflect the entire impact of the change. Management anticipates that the fourth quarter and periods thereafter will include the full affect of this change and management anticipates a proportionate decline in the segment's operating margin.

         Selling, general and administrative expense decreased by approximately $58 thousand in the third quarter of the current year as compared to the prior quarter. With the revenue growth, these expenses, as a percentage of revenue declined by approximately 3.1%. This decline relates principally to the previous quarter's expenses including the annual audit fee and other professional fees, which were non-recurring during the third quarter.

         Moreover, as compared to the comparable quarter of the preceding year, selling, general and administrative expense have significantly increased. During the third quarter of the prior year these expenses represented slightly more than 6% of gross revenue. This increase is principally in response to the previously reported acquisition of a specialty financial services marketing group with related increases in payroll and fringe benefit costs. Along with directly related expenses of the acquisition, such indirect costs as advertising, travel, entertainment, postage, and such have also experienced increases. Finally, in concert with revenue growth, the segment has experienced proportional expense increase in such items as professional fees for legal and accounting, as well as other overhead items.

         Income from operations increased by $58 thousand over the prior quarter. As compared to the comparable quarter of the prior year, income increased by $137 thousand. However, as a percentage of revenue the current year's third quarter produced a decline as compared to the prior quarter and the comparable quarter of the prior year. Management, as previously reported, believes that as the industry matures, with increased competition, the operating income margin may experience additional contraction.

SPECIALTY FINANCE SEGMENT

         As previously discussed, the Company during the third quarter created a third segment called Specialty Finance. This segment, with no previous operations, consists principally of a wholly owned subsidiary, Imtek Capital Corporation and provides intermediary services in brokering financing and leasing arrangements of office equipment. During the third quarter, the segment's first quarter of operations, the segment generated $41 thousand of revenue with a resultant loss from operations of approximately $26 thousand. Management anticipates this segment to report operating profits in the first quarter of the subsequent fiscal year. Continued start-up expense and expansion of the segment's infrastructure during the fourth quarter of the current year are anticipated to consume generated gross profit. Due to the segment's commencement of operation during the quarter, there are no comparisons to the previous parter of the comparable quarter of the prior year.

OFFICE SOLUTIONS SEGMENT

         The Office Solutions segment generated gross revenue of $6,479,600 and $18,014,200 for the quarter and nine month period ended as of March 31, 1999 respectively as compared to $2,026,500 and $4,867,600 for the comparable periods of the prior year. As compared to the prior quarter, gross revenue increased by $530,900 or 2.95%. This increase is principally in response to previously acquired companies becoming fully integrated within the Company and to a lesser extent, the Company's continuing marketing efforts. As compared to the comparable quarter of the prior year, revenue increased by $4.26 million. This increase is principally in response to acquisitions.

         Revenue for the quarter and nine month period as compared to the comparable periods of the prior year on a same store basis was relatively flat. The lack of same store revenue growth is principally in response to market conditions whereby the segment has been restricted in its efforts to raise prices.

         As previously reported, management has implemented a strategy of revenue growth through acquisitions. The strategy consists principally of acquiring smaller office equipment dealers located within specific geographic markets. Management believes that these acquired companies, with similar products and services, will benefit, after a reasonable assimilation period, from the Company's centralized management, system of internal control, additional financial resources, efficiencies associated with certain economics of scale and expanded marketing resources. Management can provide no assurance that any such benefits will be realized.

         The segment generated gross profit for the quarter ended as of March 31, 1999 of approximately $2,088,500 or 32.2% of revenues, as compared to $1,979,900 or 33.3% of revenue for the prior quarter. This decrease in margin percentage is in response to one division which has a governmental contract that requires lower gross margins. Although this contract will have a negative affect on gross profit percentages, the expected revenue growth in future periods should provide for greater overhead coverage such that other sales will provide a greater contribution to the segment's operating income.

         As compared to the quarter ended as of March 31 for the prior year, the segment substantially increased the gross profit. This increase, in excess of $1 million, is principally in response to acquisitions. However, the gross margin declined from 51% to 32.2% compared to the same quarter of the prior year. This decline is principally the result of several divisions in the prior year completing several large contracts which contained above average profit margins.

         Selling, general and administrative expenses increased by $195,600 or 9.2% as compared to the prior quarter. However, as a percent of sales, these expenses remained relatively constant at 36%. Compared to the comparable quarter of the prior year, selling, general and administrative expenses increased by $1,298,600 or in excess of 127%. This increase is principally due to acquisitions. The segment's acquisition strategy, in conjunction with internally generated growth, has performed as expected in that selling and administrative expenses, as a percentage of revenue, dramatically declined during the quarter as compared to the comparable quarter of the preceding year, in which these expenses were in excess of 50% of revenue.

         Additionally, for the nine month period of the current year, as compared to the prior year, selling and administrative expenses, although increasing by $4.2 Million or 195.4%, represented significantly less as a percentage of revenue, declining from 44.4% for the nine month period of the prior year to 35.4% for the comparable period of the current year. Again, the effective acquisition policy is the principal reason for this positive trend.

         During the fourth quarter management anticipates the design and implementation of a cost containment program within the segment. This program is intended to eliminate duplication of efforts, reduction of staffing levels, and otherwise review and reduce unnecessary operating expenses. Management anticipates sharing significant cost savings on an annual basis, from reducing the segment's overhead structure.

         Moreover, management is contemplating a modification to its financial system structure such that the segment's financial system will be decentralized to a hub basis. The intended product of these modifications is to provide operational management more timely and specific financial information from which operational management decisions can be based. With the intended modifications to the financial system, management believes that the system of internal controls will be strengthened and operational management will be provided better tools from which to base decisions and thus should improve operational efficiencies. Management can provide no assurance that these two programs will produce their intended results.

         Although the segment experienced positive improvement in revenue growth, operating margin declines and continued dollar increases in selling and administrative expenses, the segment continues to experience losses from operations. The segment produced a loss from operations of $421,200 for the quarter, as compared to a loss of $142,200 for the prior quarter. For the comparable quarter of the prior year the segment generated a slight operating profit of $14,400. As previously discussed this profit was principally due to one division's completion of a large project that contained above segment norms for gross profit. For the nine month period, as compared to the prior year, the segment produced a loss from operations of $724,500 and $168,100, respectively. As previously discussed, management is addressing this issue with both cost containment actions and expansion of current operations management with improved tools and refined marketing efforts. Moreover, as previous acquisitions continue the assimilation process, revenue, and corresponding profits, should show signs of improvement in subsequent quarters.


FINANCIAL CONDITION AND LIQUIDITY

Office Solutions Segment

         Total assets for the Office Solution segment increased by $1,431,5000 or 9.35% as compared to the prior quarter and by $9,011,900 as compared to the prior fiscal year end.

         Accounts receivable increased by approximately $680,000 for the quarter as compared to the prior quarter. The increase relates principally to material increases in revenue during the last month of the quarter, as well as the latter part of February. The increase is also a significant reason for the segment's decrease of $207,100 in cash during the quarter.

         Accounts receivable, as compared to the previous year-end also showed substantial increase. This increase, in addition to the previously discussed increase, is principally in response to acquisitions during the year.

         Inventories also increased during the current quarter as compared to the prior quarter. This increase correlates with revenue growth during the period. Management continues in its efforts to balance the inventory level with near term customer demands and management's desire to provide the highest level of service, which is facilitated by controlling stock-outs. As compared to year-end, inventory levels have generally followed revenue growth.

         Prepaid assets during the quarter, as compared to the prior quarter increased in excess of $100,000, or approximately 30%. This increase was in response to inventory purchases and payment at quarter-end but which was not received and thus not included in inventory at quarter-end. The prepayment of this inventory was made to acquire stock items at the largest discount possible, and thus buttress the gross margin in the subsequent quarter.

         Corresponding to inventory and accounts receivable increases, the segment likewise experienced an increase in accounts payable. For the nine-month period, accounts payable also increased in response to acquisitions.

         Deferred revenue decreased to $1.4 million from $1.85 million in the previous quarter. This decline relates principally to two factors. The first is the trend of customers converting maintenance contracts from an annual contract to a month-to-month contract. The second factor relates to seasonability. Larger customers, including governmental agencies, have historically based expenditures upon budgetary cycles such that June and December experience large increases as annual contracts are renewed.

         Based upon the above, with other less significant fluctuations, the segment experienced a slight decline in the current ratio as compared to the prior quarter, decreasing from 1.94 to 1.81. The ratio for the quarter, however, remains an improvement over the prior year ratio of 1.77.

         Because the segment did not complete an acquisition during the quarter, it experienced minimal fluctuation in both non-current assets and liabilities. Management continues to anticipate future acquisitions, which would be funded from external sources, issuance of additional capital and, to a lesser extent, from internally generated cash flow.

Merchant Banking Segment

         Total assets for the Merchant Banking segment increased by $1,652,600 as compared to the prior quarter. As compared to the prior year end, total assets decreased by approximately $2.1 million. This decrease, as previously reported, relates principally to a substantial decrease in customer escrowed cash.

         Operating cash for the segment decreased by approximately $1 million during the quarter and by $100,000 for the nine-month period.

         In concert with the consumption of cash during the quarter, accounts receivable increased by approximately $422,500 as compared to the prior quarter. This increase is in response to viatications which were completed at the end of the quarter but for which the segment had not received payment. These viatications were related to retirement assets by which funding is received by the retirement account trustee and from which such funding may not be completed for a period of 30 to 45 days. Settlements of these viatications were completed in April, 1999.

         Corresponding to the increase in accounts receivable, prepaid expenses also increased. These prepaid expenses consisted principally of commissions paid to agents in connection with the prefunding of the insurance policies sale. The segment recognizes commission expense upon policy sale.

         During the quarter, escrowed cash (funds received from third party purchasers prior to settlement), increased by approximately $1,800,000 over the previous quarter. For the nine-month period, escrowed cash declined by approximately $2.2 million. These fluctuations are principally in response to the timing of settlements and the subsequent receipt of funds such that significant viatications during the last several days may result in increases to escrow cash if funding has occurred from third party purchasers prior to the period end.

         As the segment continues to grow and expand, expenditures for property, plant and equipment will be required. During the quarter the segment expanded approximately $96,000 and for the nine-month period approximately $98,000. These expenditures consisted principally of office furniture and equipment.

         Specialty Finance Segment

         As previously discussed, the Specialty Finance segment came into existence during the quarter. Thus, there are no meaningful comparisons to either the prior quarter or the nine-month period. This segment was primarily financed by a $150,000 pre-funding arrangement that the Company entered into with a national leasing entity. Total assets of this segment at March 31, 1999 were $132,600 consisting primarily of cash and approximately $8,000 in accounts receivable.

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

PART II.  OTHER INFORMATION.

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

         On April 16, 1999, the Kansas Securities Commissioner issued a cease and desist order against Imtek Funding Corporation d/b/a Beneficial Assistance, finding that the Company's viatical settlement contracts are securities within the meaning of the Kansas Securities Act. In response, the Company has ceased all offers and sales of all viatical settlement contracts within the State of Kansas. The Company believes that the determination made by the Securities Commissioner is incorrect and plans to request a hearing to contest the determination. The Company has sold less than 10 viatical settlement contracts to Kansas residents, aggregating approximately $193,000. If the Company is unsuccessful in contesting the cease and desist order, the Company will be precluded from offering and selling viatical settlement contracts in the State of Kansas unless it complies with all applicable provisions of the Kansas Securities Act and the regulations promulgated thereunder. Additionally, purchasers of the Company's viatical settlement contracts who were sold viatical settlement contracts in violation of applicable Kansas law may become entitled to rescind their purchases and receive a refund of the purchase price plus interest at the statutory rate from the date of sale.

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

                                         IMTEK OFFICE SOLUTIONS, INC.


                                         By: /s/Edwin C. Hirsch
                                         --------------------------
                                         Edwin C. Hirsch, President
                                         And Chief Executive Officer



                                         By: /s/ Brad Thompson
                                         --------------------------
                                         Financial Officer


Dated: May 17, 1999