Form 10-K
period 1999-06-30
IMTEK OFFICE SOLUTIONS INC
filed 1999-11-01
CIK 840827

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  June 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                         Commission File No. 33-24464-NY
                            ------------------------
                          IMTEK OFFICE SOLUTIONS, INC.

             (Exact name of Registrant as specified in its charter)

          Delaware                                     11-2958856
  (State of Incorporation)                (I.R.S. Employer Identification No.)

  8003 Corporate Dr., Suite C Baltimore, MD            21224
  (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: (410) 931-2054

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

                                Yes /X/    No / /

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

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Security Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes /X/    No / /

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as the latest practicable date. 7,532,361 shares of common stock, par value $.000001 per share, and 8,370 shares of Series A Convertible Preferred Stock, par value $.01 per share, issued and outstanding as of September 30, 1999.

         Documents Incorporated by Reference: NONE.

                          IMTEK OFFICE SOLUTIONS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



Part I.

  Item 1. Business.......................................................  3
  Item 2. Properties..................................................... 15
  Item 3. Legal Proceedings.............................................. 17
  Item 4. Submission of Matters to a Vote of Security Holders............ 17

Part II.

  Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters............................................ 18
  Item 6. Selected Financial Data........................................ 18
  Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 19
  Item 8. Financial Statements and Supplementary Data.................... 30

Part III.

  Item 10.    Directors and Executive Officers of the Registrant ........ 59
  Item 11.    Executive Compensation..................................... 61
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................. 63
  Item 13.    Certain Relationships and Related Transactions............. 65

Part IV.

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K................................................... 67

SIGNATURES............................................................... 68

INDEX OF EXHIBITS........................................................ 69

                                     PART I

FORWARD LOOKING INFORMATION

         This report includes or incorporates by reference certain statements which are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, changes in economic conditions, increases in inventory and equipment costs, subcontract, labor costs and general competitive factors. Certain words, such as "goal", "expect", "believe" and similar expressions, as they relate to the Registrant, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statement. No assurance can be given that the results in any forward-looking statement will be achieved.

ITEM 1. BUSINESS.

INTRODUCTION

         Imtek Office Solutions, Inc. (the "Registrant"), formerly Spectrum Equities, Inc., effectively commenced operations on April 1, 1997. The Registrant has conducted its operations within four segments which include
(i) the office solutions segment, which consists of the wholesale and retail sale of copiers and facsimile machines, the servicing of office equipment, and the rebuilding and rental of high volume copiers and duplicators, (ii) the commercial printing and duplicating services segment, which was discontinued during the fourth quarter of fiscal year 1999, (iii) the merchant banking segment, which specializes in the provision of viatical settlement services, and (iv) the specialty finance segment, which engages in the origination of office equipment leasing. The Registrant discontinued the sale at retail of office supplies, which was a minor portion of the office solutions segment, effective in the fourth quarter of fiscal year 1999. This activity, although insignificant, was previously included within the office solutions segment.

         The Registrant principally operates in Atlanta, Georgia and the Mid-Atlantic region, including Philadelphia, Pennsylvania, Baltimore, Maryland, Washington, D.C., Richmond, Virginia, and the Tidewater area of Southeastern Virginia.

HISTORY

         The Registrant was incorporated in the State of Delaware on November 9, 1987, under the name Vision Capital, Inc. After its organization, the Registrant conducted business as a photo-finishing laboratory, processing and printing film for commercial photographers and photographic studios, including portrait studio operations. As previously reported, the Registrant completed a public stock offering of 10,000 shares at a price of $5.00 per share in March, 1989.

Wilmoth Acquisition.

         On May 31, 1990, the Registrant entered into an agreement with Wilmoth's Color Lab, Inc., a Tennessee corporation ("Wilmoth"), to acquire all of the issued and outstanding shares of common stock of Wilmoth in exchange for a total of 15,340,000 newly issued shares of the Registrant's common stock. This transaction resulted in a change in the principal business, management, and voting control of the Registrant. By September 1,

1990, the merger of Wilmoth into the Registrant was completed and the Registrant changed its name to Diversified Photographic Industries, Inc. It continued the operations of Wilmoth as a photo-finishing laboratory located in Memphis, Tennessee.

         The Registrant continued its operations as a photo-finishing laboratory until it ceased operations on March 15, 1992. At that time, the secured creditors foreclosed upon the principal assets of the Registrant and the remaining unencumbered assets were sold to United Color Labs, Inc., on August 21, 1992 for $85,000.

Chapter 11 Reorganization.

         The Registrant filed for reorganization under Chapter 11 of the Bankruptcy Code in U.S. Bankruptcy Court for the Northern District of Texas. Its Plan of Reorganization was approved on October 5, 1995. The Registrant emerged as a corporate shell with no liabilities relating to its prior business ventures. On February 26, 1996, the Registrant changed its name to Spectrum Equities, Inc.

Imtek Corporation Acquisition.

         On April 22, 1997, the Registrant acquired all the issued and outstanding common stock of Imtek Corporation, a Maryland corporation, and changed its name to Imtek Office Solutions, Inc. This transaction is reported in the report on Form 8-K filed by the Registrant on May 13, 1997.

Beneficial Assistance, Inc. and Thompson Business Products, Inc. Acquisition.

         In October 1997, the Registrant initiated its acquisition strategy. During that month, the Registrant acquired substantially all of the business of Beneficial Assistance, Inc. ("Beneficial"). Beneficial is a financial services corporation specializing in viatical settlements, the buying and reselling of life insurance policies owned by terminally ill individuals. The acquisition was made through two separate transactions: an asset purchase (the "Asset Purchase") and an exchange of stock (the "Exchange").

         On October 1, 1997, Imtek Services Corporation ("Services"), a wholly-owned subsidiary of the Registrant, purchased a computer system from Beneficial and entered into non-competition agreements with Brad C. Thompson, Robert W. Hoover and Andrew J. Walter, the stockholders of Beneficial (hereinafter, the "Beneficial Stockholders"). In exchange the Beneficial Stockholders received a one-year installment note payable in the aggregate principal amount of $240,000, bearing interest compounded annually at a rate of 8% (the "Installment Note").

         Effective October 1, 1997, Beneficial distributed its assets and liabilities to the Beneficial Stockholders (hereinafter, the "Distribution"). Approximately $35,000 in cash and a computer system purchased by the Registrant in the Asset Purchase was excluded from the Distribution and certain contingent liabilities carried on the books of Beneficial were excluded from the liability distribution.

         The Beneficial Stockholders then contributed the assets and liabilities received in the Distribution to Thompson Business Products, Inc., a Maryland corporation formed on October 10, 1997, in exchange for 50,000 shares of common stock of Thompson. This constituted all of Thompson's authorized and issued shares of capital stock (the "Contribution").

         Immediately following the Contribution, the Registrant acquired Thompson in a transaction in which Services exchanged 1,000,000 shares of the

Registrant's common stock for all 50,000 shares of capital stock of Thompson. The effect of the transaction was to make Thompson a direct wholly-owned subsidiary of Services. Additionally, the Registrant and the Beneficial Stockholders entered into an agreement whereby the Registrant agreed to pay up to $185,000 to the Beneficial Stockholders in the event that certain revenue targets were met (hereinafter the "Earnout").

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

         On November 18, 1997, each of the Beneficial Stockholders became directors of the Registrant. Brad C. Thompson became Chief Financial Officer and Senior Vice President of the Registrant and Vice President of each of the Registrant's subsidiaries. Robert W. Hoover became Executive Vice President of the Registrant and Vice President of each of the Registrant's subsidiaries. Andrew J. Walter became President of Funding, Senior Vice President of the Registrant and Vice President of each of the Registrant's subsidiaries. Andrew
J. Walter resigned from all of his positions with the Registrant and its subsidiaries effective July 1, 1998. During 1999, Mr. Hoover was elected President of the Registrant.

         On December 23, 1997, Thompson changed its name to Imtek Funding Corporation ("Funding"). Funding has continued Thompson's and Beneficial's viatical settlement business. The viatical settlement business is intrinsically different from the office products and equipment sale and leasing business of the Registrant.

Acquisition Of Richmond Business Systems, Inc. and Bohanan Business Systems,
Inc.

         In October 1997, the Registrant purchased the business of two copier equipment dealers located in Richmond, Virginia. The first acquisition was of the assets of Richmond Business Systems, Inc. The Registrant paid $39,500 for assets, consisting of $17,000 in accounts receivable, $11,000 in inventory, $9,500 in furniture and fixtures, and $2,000 of goodwill.

         The second Richmond, Virginia purchase was Bohanan Business Systems, Inc., a Virginia corporation. The Registrant acquired certain assets of Bohanan, consisting of $17,000 in accounts receivable, $12,000 in inventory, and $5,000 in furniture and fixtures. The purchase was funded through the assumption of certain liabilities relating to trade accounts payable, of approximately $27,000, and a note payable in the amount of $7,000.

Acquisition of Office Supply Line Holdings, Inc. and Office Supply Line, Inc.

         In November 1997, the Registrant purchased assets consisting of inventory and equipment from Office Supply Line, Inc. ("OSL"), pursuant to an Inventory Purchase and Sale Agreement entered into on November 1, 1997 between OSL, Imtek Corporation and Michael L. Lowe (the "OSL Inventory Purchase Agreement"). Prior to November 1, 1997, OSL was engaged in the business of retail office supply sales. Pursuant to the OSL Inventory Purchase Agreement, the Registrant assumed $70,000 in trade accounts payable, issued a note payable in the amount of $92,000 and paid $75,000 in cash to OSL in exchange for the purchased inventory and equipment. The $92,000 note payable included interest at 10% per annum and was scheduled to mature in August 1998. This note was paid in full in September 1998.

         Also in November 1997, the Registrant issued 465,000 shares of its common stock and paid cash of approximately $142,000 in exchange for all the issued and outstanding shares of common stock of Office Supply Line Holdings, Inc., a Virginia corporation ("Holdings").

         Michael L. Lowe, President, Director and majority stockholder of Holdings and OSL, became a director, vice president and Chief Operating Officer of the Registrant on November 18, 1997. Mr. Lowe resigned as director and officer of the Registrant effective August 16, 1999.

Acquisition of Capital Prepress Holdings, Inc.

         On October 31, 1997, the Registrant acquired all the issued and outstanding common shares of Capital Prepress Holdings, Inc. ("CPHI"), a Maryland corporation, through the issuance of approximately 1,010,611 shares of its common stock and a cash payment of $7,000. The Registrant acquired assets consisting principally of accounts receivable, inventory, and furniture and fixtures. CPHI provides electrical imaging for press operations. CPHI had no significant operations prior to this acquisition.

Acquisition of GLS Holdings, Inc.

         The Registrant also purchased GLS Holdings, Inc., a Maryland corporation, in November 1997. The purchase was made through the exchange of approximately 56,250 shares of its common stock and a cash payment of $21,636 for all the issued and outstanding shares of GLS Holdings, Inc. GLS Holdings, Inc. was formed in October 1997 to provide litigation support and copying services in the Baltimore, Maryland and Richmond, Virginia markets.

Series A Convertible Preferred Stock Offering.

         In order to raise additional capital, the Registrant issued a private placement memorandum dated January 10, 1998 seeking to raise a minimum of $500,000 and a maximum of $7,500,000 through the issuance of up to 75,000 shares of Series A Convertible non-voting preferred stock. The offering was on a best efforts basis with a 5,000 share minimum and a 75,000 share maximum basis at a price of $100 per share. Proceeds from this offering were designated to assist the Registrant in financing acquisitions and to a lesser extent, fund working capital. Proceeds of the offering were placed in escrow until a minimum of 5,000 shares had been sold. Additionally, the Registrant agreed to pay sales commission of 7% and other anticipated offering expenses of $50,000. The Registrant expected to receive proceeds, net of offering expenses and sales commission, of $450,000 at a minimum and a maximum of $7,450,000. The preferred shares carry an annual dividend rate of 9%, with dividends accruing on a daily basis and payable annually beginning October 1, 2001. At the option of the preferred shareholder, the preferred shares may be converted into common stock of the Registrant at rates which vary according to the number of days the preferred stockholders hold the preferred shares. The conversion rate varies from 12 shares of common stock for each share of preferred held between 91 and 180 days to 21 shares of common stock for each share of preferred held if the holding period exceeds 900 days. In the event that a share was converted into common stock, the accrued dividends would be waived. The Registrant reserves the right to redeem the preferred shares beginning 91 days following the issue date. The redemption price is $100 per share, plus accrued and unpaid dividends, plus a cash call premium also based upon a floating scale of $2 for each share held between 91 to 180 days up to a maximum of $20 per share for shares held longer than 900 days. See the Certificate of Designation attached as Exhibit 3.2 to the annual report on

Form 10-K for the nine month transition period ended June 30, 1998. The Registrant raised $778,845 after offering expenses of $58,590. The Registrant ceased taking subscriptions in this offering in March 1999.

Consulting Arrangement with Ferris Baker Watts, Incorporated.

         On April 9, 1998, the Registrant entered into a letter of intent with Ferris, Baker Watts, Inc. to provide investment-banking services and assist the Registrant in evaluating its financing options. This letter of intent provided, among other things, that the Registrant issue 250,000 warrants to Ferris, Baker Watts to purchase a like number of shares of common stock of the Registrant at a $5 exercise price. Such warrants would not be exercisable, however, until the earlier of April 9, 2000, one year after a public offering, or immediately upon a change in control of the Registrant.

Sirrom Capital Corporation Financing.

         On May 29, 1998, the Registrant and its subsidiaries entered into a financing arrangement with Sirrom Capital Corporation ("Sirrom") for a six million dollar subordinated acquisition line of credit pursuant to a Loan Agreement dated the same date (the "Sirrom Loan Agreement"). Advances under this line bear interest at a rate of 14% per annum, payable monthly through May 28, 2003, at which time the entire outstanding principal balance becomes due. Under the terms of this facility, the Registrant issued Sirrom 119,891 warrants to purchase the Registrant's common stock at a $.01 exercise price. Should the Registrant be unable to repay this note by May 2001 or if the Registrant did not complete a bona fide public offering with net proceeds to the Registrant in excess of $15,000,000 by May 1999, the Registrant agreed to issue Sirrom additional warrants ranging in number from 40,779 to 450,000. As a result of the Registrant not completing a public offering by May 1999, an additional 449,994 warrants were issued to Sirrom. Thus, Sirrom holds a total of 569,885 warrants as of June 30, 1999.

         The warrants grant the holder the right to require the Registrant to redeem the warrants for a period of 60 days immediately prior to their expiration. As a result, the fair value of the warrants has been recorded as a long term obligation.

Acquisition of Certain Assets and Liabilities of AMI Group, Inc.

         In May 1998 the Registrant deposited $460,000 to acquire the office equipment and copier dealership book of business of the AMI Group, Inc., a Maryland corporation based in the Washington, D.C. area. The Asset Purchase Agreement, executed in July 1998, was subsequently amended whereby the Registrant agreed to assume additional liabilities of approximately $738,500. The additional liabilities consist of a $518,500 note payable to one vendor, and $220,000 deferred service liability.

Acquisition of Perfect Copy, Inc.

         On June 1, 1998, the Registrant, through its direct wholly-owned subsidiary Imtek Corporation ("Corporation"), purchased certain assets of Perfect Copy, Inc., a Georgia corporation ("Perfect Copy"). This acquisition was made pursuant to an Agreement for the Sale of Assets made effective as of June 1, 1998 (the "Agreement for the Sale of Perfect Copy Assets"). Prior to the acquisition, Perfect Copy was engaged in the business of selling and servicing photocopy equipment, typewriters, facsimile machines and other automated office equipment (the "Business"). Mr. Jimi Epps was the sole owner of Perfect Copy.

         The assets acquired by Corporation include all furniture, fixtures, equipment, automobiles, supplies, tools of trade, accounts receivable, inventory, contract rights and leasehold interests, books and records, cash in transit, goodwill, intellectual property, price lists, supplier lists, customer lists, advertising, and the non-competition obligations of Jimi Epps and Donald Blackburn (the "Perfect Copy Assets").

         The Agreement excluded from the Perfect Copy Assets all cash on hand or on deposit, the cash surrender value of any life insurance policies, marketable securities and certain other assets set forth in the schedules to the Agreement. Corporation did not expressly assume any liabilities in connection with the acquisition. One exception was an agreement to assume Perfect Copy's liabilities and responsibilities under the unexpired terms of certain maintenance and service contracts, provided such liabilities did not exceed One Hundred Thousand Dollars ($100,000) in the aggregate (the "Assumed Contractual Responsibilities").

         In exchange for the Perfect Copy Assets, Imtek Corporation paid Perfect Copy Four Hundred and Ten Thousand Dollars ($410,000) at closing, which occurred on June 3, 1998, and was obligated to pay Fifty Thousand Dollars ($50,000) to Perfect Copy within one year of closing which was deposited with Perfect Copy's attorney, to be paid to Perfect Copy on June 1, 1999. In addition, Imtek Corporation agreed to assume the different maintenance contract liabilities of Perfect Copy. Imtek Corporation paid a business broker $23,000 in connection with the acquisition of Perfect Copy. Payment of the cash consideration by Imtek Corporation is subject to a right of set-off in the event that Perfect Copy fails to pay all of its liabilities, accounts payable or other obligations which are not expressly disclosed or which are not expressly assumed by Imtek Corporation pursuant to the Agreement. As of the date of this report, approximately $401,000, which is net of offsets, has been paid to Perfect Copy under the Agreement.

Barbera Business Systems Acquisition.

         On July 1, 1998, the Registrant organized Imtek Acquisition Corporation, a Maryland corporation, as a wholly-owned subsidiary ("Imtek Acquisition") for the purpose of acquiring Barbera Business Systems, Inc. On July 22, 1998, the Registrant, through Imtek Acquisition, purchased 600 shares of capital stock of Barbera Business Systems, Inc., a Maryland corporation ("Barbera"). Three hundred of such shares were purchased from Joseph S. Barbera, and three hundred of such shares were purchased from Kathleen P. Barbera (the "Stock Acquisition"), all pursuant to the Stock Purchase Agreement and Plan of Merger (the "Barbera Acquisition Document"). The 600 shares of Barbera capital stock acquired by Imtek Acquisition (the "Acquired Securities") represented at the time of the Stock Transaction, and represents on the date of filing of this report, 60% of the issued and outstanding shares of Barbera.

         The Barbera Acquisition Documents also provided that Imtek Acquisition is to acquire the remaining 40% of Barbera by merger (the "Merger Transaction"). The Barbera Acquisition Document has now expired and the parties have agreed to renegotiate the acquisition by Imtek Acquisition of the remaining 40% of Barbera. As of this filing, the parties have not finalized the renegotiation. Management expects a consummation of the remaining 40% of Barbera during the second quarter, but can provide no assurance in that regard.

         Upon completion of the Merger Transaction contingent upon successful further negotiation (i) Imtek Acquisition shall succeed to all of the assets and liabilities of Barbera and the same shall be automatically vested in Imtek Acquisition (ii) all of the issued and outstanding shares of Barbera capital stock held by Joseph P. Barbera and Patricia A. Buddemeyer will be canceled, and both Joseph P. Barbera and Patricia A. Buddemeyer shall be entitled to receive a number of shares of the Registrant's common stock. The amount of shares is yet to be determined.

         The assets received in the Barbera Acquisition include customer lists, inventory, tools, spare parts and supplies, leasehold and other interests in machinery and equipment, furniture and other personal property, the Barbera name, customer and supplier contracts, accounts receivable, prepaid items and books and records (the "Barbera Assets"). Prior to the Barbera Acquisition, the Barbera Assets were used in connection with Barbera's sale of office products and equipment. Such use has been continued after the closing of the Stock Transaction and the Merger Transaction.

         The aggregate consideration paid by the Registrant and Imtek Acquisition for the Acquired Securities was $1,725,119 of which $10,000 was held in escrow pursuant to the Acquisition Documents. The purpose of the escrow was to satisfy any liabilities arising out of an IRS audit of Barbera for Barbera's fiscal year ended June 30, 1995 and any other federal or state taxes of Barbera for any period ending prior to the date of the Stock Acquisition (the "IRS Audit"). Such escrowed cash has been released as contingent liabilities have been resolved.

         The Barbera Acquisition Document further provides that Joseph P. Barbera and Patricia A. Buddemeyer shall serve as directors of Barbera until the closing date of the Merger Transaction, at which time Joseph P. Barbera and Patricia A. Buddemeyer will resign from the Board of Directors of Barbera. The funds used by the Registrant to acquire the Acquired Securities were funds made available to the Registrant from Sirrom pursuant to the Sirrom Loan Agreement.

Philadelphia Acquisitions.

         In July 1998, the Registrant acquired two additional office equipment dealers located in the metropolitan Philadelphia, Pennsylvania market. The Registrant purchased Forbes Enterprises, Inc. a Pennsylvania corporation, for approximately $1,122,463, acquiring accounts receivable of approximately $250,000, furniture and equipment of approximately $335,000, inventory of approximately $302,000, and goodwill of approximately $216,000. Additionally, the Registrant and the Forbes executed covenants not to compete from Leighton Forbes and Jill Forbes for $10,000 each. The Registrant also acquired Keystone Digital Imaging, Inc., a Pennsylvania corporation, for approximately $1,826,000. The Registrant purchased cash of approximately $40,000, accounts receivable of approximately $266,600, inventory of approximately $616,600, furniture and fixtures of approximately $234,000, goodwill of approximately $638,800 and executed covenants not to compete from Ricardo Salcedo and Edmund D. Peach, III for $15,000 each. The funds used by the Registrant to acquire these two entities were obtained principally from Sirrom, pursuant to the Sirrom Loan Agreement, and to a lesser extent working capital.

Mercantile Financing.

         On August 30, 1998 Imtek Corporation entered into a $3,000,000 revolving credit facility with Mercantile - Safe Deposit and Trust Company ("Mercantile"). The facility is guaranteed by the Registrant and Imtek

Services Corporation pursuant to a Loan and Security Agreement between the Registrant, Imtek Corporation, Imtek Services Corporation and Mercantile (the "Mercantile Loan Agreement"). Advances under the Mercantile Loan Agreement were collateralized by substantially all of the Registrant's assets. Funds borrowed under the revolving credit facility bore interest at the prime rate plus 1% payable monthly. This credit facility was retired in July 1999 and replaced by a $10,000,000 facility from another lender. See "Provident Financing".

Ruttenberg Acquisition.

         In July 1998 the Registrant's Merchant Banking segment consummated the acquisition of certain assets of Ruttenberg and Associates, a Normal, Illinois viaticated life insurance policy marketer. The Registrant paid $78,000 for goodwill. Funds to complete this transaction were principally obtained from Sirrom pursuant to the Sirrom Loan Agreement.

American Copy Systems, Inc. Acquisition.

         In November 1998, the Registrant purchased the business and certain specific assets of American Copy Systems, Inc., a Pennsylvania corporation supplying office equipment products and supplies, including photocopying and facsimile equipment for approximately $895,000, consisting of $640,000 cash at settlement, a note for $160,000 and a $95,000 assumption of deferred service liabilities. The Registrant acquired property, plant, and equipment of $70,000, cash and accounts receivable of $236,300, inventory of $213,700, a covenant not to compete valued at $50,000, and recognized goodwill of approximately $325,000. The funds used by the Registrant to acquire American Copy Systems, Inc. were principally from the Sirrom Loan Agreement, and to a lesser extent from operations. During the fourth quarter of fiscal 1999, the Registrant ceased the business of the sale of office supplies, which activity was insignificant.

Cannon Business Machines License Agreement.

         On March 12, 1999, the Registrant entered into a License and Non-Compete Agreement with George R. and Delores M. Cannon, director-trustees of George R. Cannon Business Machines, Inc., formerly a Maryland corporation. Cannon Business Machine's charter was revoked for nonpayment of certain taxes. The Registrant acquired the license for approximately $51,000. The Registrant paid the license fee in equal monthly installments over a period of six months. The license granted under this agreement is perpetual. Moreover, for a period of two years from the agreement date, the licensor provided a covenant not to compete in the State of Maryland and within 100 miles of the location of licensee's place of business. Funds used to acquire the license and non-compete covenant were principally obtained from operations.

Corporate Computer Services, Inc. Acquisition.

         On April 16, 1999, the Registrant acquired certain specific assets and the business of Corporate Computer Services, Inc. ("Corporate Computer"), a Maryland corporation with operations in the Washington, D.C. area. The Registrant paid $180,900 for property and equipment, $8,300 for other assets and $169,300 for goodwill. Prior to April 16, 1999, Corporate Computer was in the business of selling and servicing computer printers and related parts and supplies. The Registrant used funds from operations to acquire Corporate Computer.

Provident Financing.

         On July 7, 1999, the Registrant, Imtek Corporation and Barbera Business Systems, Inc., entered into a three year $10,000,000 revolving line of credit facility with The Provident Bank ("Provident"), an Ohio chartered banking institution. The Provident credit facility replaced the $3,000,000 Mercantile credit facility. Pursuant to the Provident loan agreement ("Provident Loan Agreement"), among other covenants and restrictions, the Registrant must maintain certain minimum consolidated net worth, consolidated liabilities to consolidated net worth, consolidated interest coverage, and consolidated fixed charge coverage ratios. The Provident Loan Agreement bears a variable rate of interest, the bank's prime rate plus one percent with interest payable monthly. Moreover, the Provident Loan Agreement requires minimum interest, based on the variable interest rate on $5,000,000, regardless of the actual loan balance outstanding. Advances under this credit facility are based upon a defined borrowing base consisting principally of eligible accounts receivable and inventory, as defined under the Provident Loan Agreement. Substantially all of the Registrant's assets secure the debt.

W. J. Nolan

         On June 16, 1999, the Registrant executed a letter of intent and term sheet with W. J. Nolan and Company ("Nolan") which allows Nolan to raise, through a best efforts private placement, up to $5,000,000 of junior subordinated debt. Management anticipates that this debt offering would be subordinated to all current lenders and would bear interest at approximately 8%, payable semi-annually. This offering is further expected to have a floor of $2,000,000 with a maximum of $5,000,000, excluding an allowance of 15% for over subscription. The proposed offering is also anticipated to be in $50,000 units and each unit would contain a warrant to purchase up to 10,000 shares of the Registrant's common stock at an exercise price of $.10 per share.

         Proceeds of this proposed offering are expected to be used primarily for financing strategic acquisitions and, to a lesser extent, to fund working capital requirements.

         The Registrant anticipates that it will enter into a placement agency agreement with Nolan which will allow Nolan to purchase up to an amount equal to 10% of the warrants underlying this offering. Should Nolan be successful in raising the funds in this proposed offering, the Registrant has agreed to grant Nolan the right of first refusal to act as a placement agent for any future private placement offerings, or to co-manage any public stock offering for up to two years after the closing of this proposed offering.

         On July 20, 1999, the Registrant signed a financial advisory and investment banking agreement with Nolan for a term through July 2001. Under the terms of this agreement, the Registrant agreed to pay Nolan a monthly fee of $2,000 commencing September 15, 1999. Moreover, the Registrant agreed to pay Nolan a fee based upon the common Lehman formula for any acquisition or sale transaction originated by Nolan.

         Management can provide no assurances that the private placement debt offering will be consummated or, if consummated, that it can be consummated under terms and conditions favorable to the Registrant.

ACQUISITION STRATEGY

Office Solutions Business.

         The Registrant's office solutions business continues the implementation of its growth strategy through acquisitions. The Registrant's strategy is to expand its business through the strategic acquisition of companies with similar products and services within specific geographic regions. Additionally, the Registrant anticipates acquiring entities in the future which may provide the Registrant with expanded, enhanced, or additional products, services or markets. Management cannot, however, provide any assurance that such acquisitions will occur or that they will indeed result in additional beneficial products, services or markets. Management believes that acquired entities having similar products and services would benefit from the Registrant's centralized management, systems of internal control, additional financial resources, and the Registrant's marketing efforts, although there can be no assurances that such benefits will indeed be realized.

         Management believes that sufficient acquisition opportunities exist. The Registrant anticipates that significant acquisitions would be funded from the issuance of authorized but unissued shares of the Registrant's common stock, external financing sources and, to a lesser extent, from operating funds. The Registrant's future success with acquisitions will be dependent upon the timing and size of the acquisition, the Registrant's ability to integrate the acquisition into its operations with minimum integration costs, and the Registrant's ability to successfully grow its infrastructure to sustain and manage the combined operations. The Registrant evaluates the potential acquisition candidates after holding discussions with the management of the potential acquisition and, as a general rule, does not publicly announce any such acquisition until a definitive agreement is executed.

         The previously discussed acquisition transactions have been recorded under the purchase method of accounting. Accordingly, the results of operations of the entities, from the acquisition date, are included in the consolidated financial statements. Generally, the purchase price has been allocated to assets acquired and liabilities assumed based on the fair market value at the acquisition date. As acquired entities are assimilated into the operations of the Registrant during the allocation period, generally one year from the acquisition date, adjustments may have been made to the allocations of the acquisition price and, therefore, to goodwill.

COMPETITION

         The Registrant's office solutions business is highly competitive with numerous competitors in its existing geographic markets, as well as in anticipated expansion markets. The Registrant is in direct competition with local, regional, and national equipment suppliers and dealers, mass merchandisers, local buying clubs, and to a lesser extent, internet on-line competitors. Principal areas of competition focus on quality and response time of after-the-sale service, parts availability, product capability, rental agreements, financing and price. The Registrant competes with companies that have greater financial strength and marketing resources.

         As of June 30, 1999, the Registrant's merchant banking business consisted primarily of providing viatical settlement services consisting of the purchase and resale to third parties of life insurance policies owned by terminally ill individuals. The viatical settlement industry is advancing in maturity with numerous competitors throughout the continental United States and limited barriers to entry. Management believes that the Registrant is one of the larger viatical settlement companies in a very fragmented industry. The Registrant is in direct competition with many small, privately held viatical settlement companies as well as viatical settlement companies which are owned by, or are divisions of, large insurance companies. Principal areas of competition in connection with the purchase of policies focus on the bid price offered to the terminally ill individual and the timeliness of responses to any requests for bids. The Registrant is in direct competition with financial institutions and other investment vehicles in connection with funding the resale of the policies purchased.

         As announced during the third quarter of fiscal year 1999, the Registrant created an additional segment, Specialty Finance. This segment consists principally of providing intermediary services in brokering financing and leasing arrangements of office equipment. The Registrant is in direct competition with numerous other financial services companies, including financing companies, banks and thrift institutions, and other financing brokers, some of which have greater resources and access to lower cost capital. The Company's Specialty Finance segment is conducted through Imtek Capital Corporation, a wholly-owned subsidiary of Imtek Services, Inc.

CUSTOMERS AND MARKETING

         The Registrant focuses its office solutions segment marketing efforts primarily on small and mid-size businesses, regional offices of large companies, professional service firms, hospitals, educational institutions, and governmental agencies located in or near the area where the Registrant maintains a physical presence. Sales representatives and sales management are compensated based on a combination of gross sales revenue and point-of-sale profits. A key element of the Registrant's operating philosophy is to provide all sales representatives and managers with an ongoing program of in-house training, manufacturer-provided training and other educational courses and seminars. The Registrant holds sales meetings to reinforce the consistent application of its procedures, policies, and strategies, and manufacturers' advertising campaigns and cooperative advertising arrangements generally enhance the Registrant's marketing efforts.

         The Registrant has marketed its merchant-banking segment through its existing sales force and through registered broker-dealers, print media, and mass communication media such as radio and newspapers.

         The Specialty Finance segment's customer base, at present, principally consists of the office solutions segment's customer base. Since inception, the segment has relied on its sister segment to provide its customer base. Because the Specialty Finance segment's customers are basically those of Office Solutions, the segment has incurred minimal marketing expenses. However, as the segment matures, management anticipates expanding its customer base by marketing its service to other equipment dealers and the secondary market.

VENDORS AND SUPPLIERS

         Products purchased and distributed by the Registrant's office solutions segment may be acquired from numerous domestic and international suppliers. The Registrant has not experienced, and does not anticipate experiencing, any significant difficulty in obtaining these products and supplies, although the Registrant cannot provide any assurance that such difficulties will not arise.

         The Registrant's primary office solutions products are photocopiers, facsimile equipment, personal computers, office products, and technologies and services used in offices to manage information and documents. Management believes that it is in the Registrant's best interest to maintain a close working relationship with a number of equipment manufactures in order to allow the Registrant to purchase equipment and related parts and supplies at competitive prices. The inability of the Registrant to maintain these key relationships could result in disruptions of Registrant's operations and have a material adverse effect on its financial condition.

         Because the Registrant's business is dependent upon its vendors and suppliers, the Registrant has identified several manufacturers of photocopiers and facsimile machines, and has established close working relationships with those manufacturers. The Registrant acquires products and supplies for resale from such sources as Mita, Ricoh, Sharp, Konica, and Gestetner. The Registrant entered into renewable dealer agreements with MITA Copystar America, Inc., ("MITA") dated November 26, 1997, Sharp Electronics Corp, dated January 6, 1998, Gestetner Corp, dated January 5, 1998, and Dex Business Systems, dated January 26, 1998, as reported on the Registrant's Forms 10-K for the year ended September 30, 1997 and 10-Q for the quarter ended March 31, 1998. These agreements, among other covenants and restrictions, provide for a minimum level of purchases by the Registrant, establishment of purchase pricing, establishment of business locations, and termination provisions.

         In July 1998, MITA Corporation, based in Japan, announced that it had filed for bankruptcy protection. MITA Corporation advised the Registrant that it did not expect any significant disruption in supplying its customers with quality equipment, parts, and supplies on a timely basis. To date, the Registrant has not experienced significant disruptions in its ability to obtain products or parts from MITA Corporation, but cannot provide any assurances that such disruptions will not occur in the future. Management believes that its strategic alliance with MITA and its alternative suppliers will provide the Registrant with sufficient product for sale at competitive prices.

         As of June 30, 1999 the Registrant employed 280 persons, none of whom were covered by a collective bargaining agreement. Management believes that its employee relations are good, and that wages and working conditions, as compared to industry norms, are favorable.

         Sales personnel turnover is common in the office solutions industry and the Registrant expends considerable effort to retain high quality, dedicated, professional sales personnel. Management believes that the Registrant's sales personnel compensation plan compares favorably to the industry norm. Additionally, management has implemented an extensive training program with clearly defined sales goals and career paths for its sales force. By establishing goals, providing training and support and a defined career path for its sales force, management believes it can maintain a high quality sales force with turnover lower than the industry average, although there can be no assurances of such an effect on sales force turnover. The Registrant relies heavily on its senior management and the loss of any one of them could have a material adverse effect on the Registrant's financial condition and the Registrant's ability to successfully grow and implement its strategic acquisition policy.

         The Registrant's merchant banking segment purchased viaticated insurance policies primarily from one broker. For the fiscal year ended June 30, 1999, the Registrant purchased approximately 75% of all policies purchased for the year from this broker.

TECHNOLOGY

         The Registrant believes that the office equipment market will continue to change with the increased use of digital technology, which allows one piece of office equipment to network directly with other office equipment. Management further believes that this technology may result in fewer stand-alone units being sold and that this shift to multi-functioning equipment may result in increased training costs for the Registrant's service technicians. Continued technological improvements add to the complexity of the equipment's internal working components. The Registrant, therefore, expects that the costs of training service personnel will likely increase.

ENVIRONMENTAL REGULATION

         The Registrant's business and product lines generally do not generate significant hazardous waste. Federal, state, and the various local regulations have not had, and are not expected to have, a material adverse affect upon the Registrant or its financial condition.

FINANCIAL INFORMATION ABOUT
INDUSTRY SEGMENTS

                                            1999         1998          1997
                                        -----------   -----------   ----------
SALES TO UNAFFILIATED CUSTOMERS
  Merchant banking                      $53,962,341   $21,088,242   $        -
  Office solutions                       20,879,845     3,615,750    2,094,972
  Specialty finance                          78,017             -            -
  Intersegment sales                              -             -            -

PRETAX PROFIT OR LOSS
  Merchant banking                      $ 4,201,604   $ 1,737,173   $        -
  Office solutions                       (4,336,386)     (556,129)      78,967
  Specialty finance                          64,438             -            -

IDENTIFIABLE ASSETS
  Merchant banking                      $ 3,653,054   $ 8,423,800   $        -
  Office solutions                       16,516,288     7,301,749    1,007,339
  Specialty finance                          32,203             -            -



ITEM 2. PROPERTIES.

         The Registrant's policy is to lease its business locations in lieu of acquiring facilities. The Registrant leases numerous properties for administration, sales and service. In general, the Registrant's lease agreements require a payment from the Registrant for its proportionate share of taxes, utilities, and other common area maintenance expenses. Management believes that the properties it occupies are suitable and adequate for its use. All properties are of brick or block construction and management believes that all properties are adequately maintained. As of June 30, 1999, the Registrant leased 17 locations from independent landlords as follows:

         The Registrant leases four (4) facilities in the Baltimore, Maryland metropolitan area. The first location, which serves as the corporate headquarters and houses the Registrant's Merchant Banking Segment, is a five-year lease of approximately 10,400 square feet. The second Baltimore facility, housing the Barbera operation, is a lease which expires in December 2001, and is approximately 9,500 square feet. The third facility utilized by the Specialty Finance segment consists of approximately 1,550 square feet and terminates in January 2004. The fourth location, of approximately 1,000 square feet, is used as an outsourcing sales and production facility expiring November 2001.

         The Registrant also has approximately 28,000 square feet of sales, service and warehouse space located in Glen Dale, Maryland. This lease expires July 2007.

         The Registrant leases four facilities in the Richmond, Virginia metropolitan area. The first lease is for the office solutions headquarters and accounting offices. This facility consists of approximately 4,200 square feet of prime downtown office space. This lease expires December 1999. The second Richmond lease is for a 2,700 square foot office equipment sales and service location, which lease expires December 31, 1999. The third Richmond location is an outsourcing sales and service facility consisting of approximately 4,200 square feet. This lease expires July 2000. The fourth Richmond facility, comprising approximately 7,200 square feet, is leased through February 2004 and is a warehouse facility.

         The Registrant has two facilities in the Tidewater, Virginia area. The first facility is located in Newport News, Virginia as an office equipment sales and service location. This facility consists of approximately 4,400 square feet with the lease expiring February 2004. The second Tidewater location is a Virginia Beach equipment sales office consisting of approximately 2,700 square feet leased through December 1999.

         The Registrant has two office equipment sales and service offices located in the Atlanta, Georgia metropolitan market. The first facility is located in Gainesville, Georgia consisting of approximately 1,800 square feet and is leased through December 2000. The second Atlanta location is located in Athens, Georgia consisting of approximately 1,500 square feet rented on a month to month basis. It is management's intention to maintain this location on a month-to-month lease. There can be no assurance that this location can be maintained on a month-to-month lease basis under terms which are beneficial.

         As of September 18, 1998, the Registrant leased three office equipment and service facilities in the Philadelphia metropolitan market. The first facility is located in Exton, Pennsylvania and consists of 6,700 square feet with the lease expiring June 2003. The second facility is located in Broomall, Pennsylvania consisting of 5,900 square feet and is leased through August 2004. The third facility is located in Warrington, Pennsylvania consisting of approximately 3,800 square feet. This facility is presently leased on a month-to-month basis, which management cannot provide assurance that it can be maintained.

         The Registrant leases one facility in the Washington, D.C. metropolitan area which consists of approximately 4,250 square feet. This lease expires in March 2003. Presently, the facility houses outsourcing services.

         The Registrant also has one facility in Bloomington, Illinois. Consisting of approximately 900 square feet, this lease expires April 2003. This facility services the Registrant's Merchant Banking Operation and is a result of the previously reported Ruttenberg acquisition.

ITEM 3. LEGAL PROCEEDINGS

         As reported in Item 1 of this report, incorporated into this item by reference, the Registrant filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code on January 5, 1995 with the U.S. Bankruptcy Court for the Northern District of Texas. The Registrant's Plan of Reorganization was approved by the court on October 5, 1995.

         On August 10, 1998, an order of dismissal was entered in the lawsuit styled LEGAL AMERICA OF VIRGINIA, LTD. V. IMTEK OFFICE SOLUTIONS, INC., GEORGE
L. SIMPSON, AND MICHAEL LOWE, Richmond Circuit Court (Chancery), Case No. HJ-420-1.

         On April 16, 1999, the Kansas Securities Commissioner issued a cease and desist order against Imtek Funding Corporation, d/b/a Beneficial Assistance, Inc., finding that the viatical settlement contracts were securities within the meaning of the Kansas Securities Act. In response, the Registrant ceased all offers and sales of viatical settlement contracts within the State of Kansas. Subsequently, the Registrant has agreed to settle the proceeding, without admitting or denying the allegations of the commissioner, with which the Registrant did not concur. As part of the settlement, the Registrant has agreed to offer rescission to the seven Kansas residents who purchased viatical settlement contracts in Kansas and agreed, in the future, to discontinue all offers and sales of viatical settlement contracts in Kansas unless registered in Kansas as a security and sold by persons duly registered in Kansas as broker-dealers. If all Kansas purchasers to whom the rescission offer was made were to accept, the Registrant would be required to pay approximately $203,000 plus interest.

         Presently, the states of Virginia, Iowa, and Colorado are conducting investigations into whether viatical settlement contracts sold by the Registrant, as well as others, constitute securities which require registration under applicable state law. The Virginia Securities Division has informed the Registrant that it intends to institute an enforcement proceeding against the Company. Should such an enforcement proceeding be instituted, the Registrant presently expects to vigorously defend its position. Management cannot predict the outcome of such proceedings. An unfavorable outcome in such proceedings could have a material adverse effect on the Registrant, its business and financial condition.

         The Registrant is a party to other legal proceedings which are in the ordinary course of business, and management does not believe that a negative outcome of these other matters would have a material adverse effect on the Registrant or its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 25, 1999, stockholders entitled to vote 4,500,123 shares of common stock of the Registrant, constituting in excess of a majority of the total number of shares of common stock entitled to vote on the matter, signed a written consent in lieu of a special meeting under the Delaware General Corporation Law amending and restating the Registrant's Certificate of Incorporation to reduce the number of shares of common stock, par value $.000001 per share, authorized for issuance under the Certificate from two hundred fifty million (250,000,000) to fifty million shares (50,000,000). Stockholders entitled to vote 3,032,238 shares of common stock did not participate in the written consent. There were no votes against the matter, abstentions or broker non-votes.


                                     PART II

ITEM  5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS.

         There is no known market for the Registrant's common or preferred stock. As of the latest practicable date there were 161 common stockholders of record and 23 preferred stockholders of record. The Registrant did not pay dividends during the fiscal years ended September 30, 1997, June 30, 1998 or 1999, and does not anticipate paying dividends in the future.

         Information responsive to Item 701 relating to securities sold by the Registrant (which were not registered pursuant to the Securities Act) during the period covered by this report is set forth under Item 1 of this report and is incorporated into this Item by reference. All such sales were made pursuant to
Section 4(2) of the Securities Act.

          Pursuant to the terms of the Provident Loan Agreement and the Sirrom Loan Agreement, as amended, neither the Registrant nor any of its subsidiaries may declare or pay any dividend of any kind (other than stock dividends payable to the holders of capital stock), whether in cash or in property, on any class of capital stock of any of them.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below as of and for the Company's fiscal year ended September 30, 1997, nine-month period ended June 30, 1998, and fiscal year ended June 30,1999, have been derived from the audited consolidated financial statements of the Company. The data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, the notes thereto and the other financial and statistical information included elsewhere in this Form 10-K.

                                             Year ended      Nine mos. ended          Year ended
                                           June 30, 1999      June 30, 1998      September 30, 1997
                                           -------------     ---------------     ------------------
Sales                                       $74,920,203        $24,703,902          $2,094,972
Operating income                              1,287,944          1,303,033              72,433
Loss from discontinued operations            (1,223,342)          (110,666)               --
Net (loss) income                            (1,606,306)           603,068              58,367
Earnings per share:
 Basic
  Continuing operations                     $     (0.06)       $      0.10          $     0.03
  Discontinued operations                         (0.16)             (0.02)                --
                                            -----------        -----------          ----------
  Net income                                $     (0.22)       $      0.08          $     0.03
                                            -----------        -----------          ----------
                                            -----------        -----------          ----------



Diluted
  Continuing operations                     $     (0.06)       $      0.10          $     0.03
  Discontinued operations                         (0.16)             (0.02)                --
                                            -----------        -----------          ----------
  Net income                                $     (0.22)       $      0.08          $     0.03
                                            -----------        -----------          ----------
                                            -----------        -----------          ----------

Total assets                                $20,572,529        $16,286,133          $1,007,339
Notes payable, net of original
  issue discount                              8,694,626          4,062,561                 --
Obligations under capital leases              1,247,588          1,222,659                 --
Put warrant obligations                       2,251,062            335,695                 --
Preferred stock                                      83                 67                 --
Total stockholders' equity                    1,301,710         27,555,991             774,072



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         The Registrant effectively commenced operations on April 12, 1997. Prior to this time, the Registrant was a development stage company with no significant operations. Since the Registrant was essentially a "start-up" during 1997, and because of the Registrant's limited activity during the fiscal year ended September 30, 1997, a period of approximately five (5) months, there are no meaningful comparisons between 1998 and 1997. Moreover, the Registrant changed its fiscal year-end from September 30 to June 30, effective June 30, 1998. Thus, the fiscal year ended as of June 30, 1998 consisted of a period of nine (9) months.

         For the year ended September 30, 1997, the Registrant was primarily engaged in the wholesale and retail sale of copiers and facsimile equipment, servicing of office equipment, providing commercial printing and duplicating services and, to a lesser extent, the retail sale of office supplies.

         Effective October 1, 1997, through the acquisition of Thompson described in Item 1 and incorporated by reference, the Registrant began its Merchant Banking operations by providing viatical settlement services - the purchase and resale of life insurance policies of terminally ill individuals.

         Effective January 1999, the Registrant created a third operating segment, Specialty Finance. This segment's primary business consists of originating and placing equipment leases with unrelated lessors. The Specialty Finance segment essentially acts as an intermediary in financing and leasing transactions of office equipment and copiers, and markets its product principally to the Office Solutions segment.

         During fiscal year 1999, the Registrant adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement established revised standards under which an entity must report business segment information using the same basis that the entity uses to internally evaluate its performance. As a result the Registrant created an additional segment. This segment, referred to as Commercial Printing and Duplicating, was previously a component of the Office Solutions segment. The financial statements have been restated to reflect this change. In April 1999 the Registrant elected to discontinue the operations of this segment.

RESULTS OF OPERATIONS

         In April 1999, the Executive Committee of the Registrant's board of directors and management elected to discontinue the commercial printing and duplicating segment, which provided litigation outsourcing services and was previously included within the office solutions segment. As more fully discussed in the Notes to the Financial Statements filed with this Form 10-K (which set forth the periods indicated, the dollar amount and effects of the change), management made the decision to discontinue operations in this segment after considering operating results, expectation of future earnings, and to a lesser extent, competition within its geographic operating regions.

Consolidated.

         For the fiscal year ended June 30, 1999, as compared to nine month period ended June 30, 1998 (which has been annualized for comparison purposes), consolidated revenue increased to approximately $75 million from $32.9 million, annualized, for the comparable period of the prior year primarily as a result of the growth in the Merchant Banking Segment as more fully described below. The nine month annualized figures may not reflect seasonal fluctuations and therefore may not be truly comparable.

         Operating income from continuing operations was flat at approximately $1.3 million for both years. On an annualized basis, operating income decreased from $1.7 million to $1.3 million for the comparable period. Earnings before interest, taxes, depreciation and amortization from continuing operations was approximately $2.7 million for the year ended June 30, 1999 and was approximately $1.8 million annualized for the short year ended June 30, 1998. Net Income decreased to a loss of approximately $1.6 million for the year ended June 30, 1999 as compared to an annualized profit of approximately $804,000 for the nine month period ended June 30, 1998. As previously discussed, there are no meaningful comparisons between the fiscal period ended June 30, 1998 and the fiscal year ended September 30, 1997, as the Registrant was a "start-up" during the five month period ended September 30, 1997.

Office Solutions Segment.

         During the fourth quarter of fiscal 1999, after integration of significant acquisitions within the company's recent history, management reviewed and evaluated the operations of the segment and implemented a cost containment program. The cost containment program focused on the identification of operating inefficiencies, duplication of efforts, and excessive or duplicative administrative expenses. Based upon the results of this review, management identified several areas that were and will be focused on to implement corrective action. Specifically, management had implemented a reduction in force plan eliminating approximately 120 personnel to the year end level of 280. Management anticipates, on an ongoing basis, to continue its review and evaluation of staffing levels, making adjustments as necessary. Additionally, management is focusing on general and administrative expenses, in addition to payroll burden to realize reductions.

         During the year ended June 30, 1999 the registrant adopted SFAS 131, Disclosures About Segments of an Enterprise and Related Information. Upon adoption of this statement, the Registrant reported its business segments using the same basis as management uses to internally evaluate the Registrant's performance. As a result, the Registrant established a segment labeled Commercial Printing and Duplicating Services and restated prior year segment information. This new segment was previously reported in the Registrant's Office Solutions segment. The Commercial Printing and Duplicating segment was principally in the business of providing outsourcing services such as litigation support, copying services and digital imaging services. This segment operated in three separate locations within the Mid-Atlantic region. During the fourth quarter, management elected to discontinue this segment and implemented a program to eliminate, by sale or transfer to other operating units, the assets of this segment. As a result of the decision to discontinue the operations of this segment, the Registrant has recognized a loss of approximately $ 1.2 million, net of tax and inclusive of a provision of approximately $479,000 for estimated losses during the phase-out period. During the prior fiscal year, the commercial printing and duplicating segment, which was included within the office solutions segment, generated an operating loss, net of income taxes, of approximately $111,000. Management believes that the discontinuance of the commercial printing and duplicating segment will positively impact future earnings of the office solutions segment.

         In May 1999 the Registrant began modifying its financial reporting systems for the office solutions segment centralizing data at the operating unit level. Because of this change, same store comparisons are not meaningful as certain locations have been combined.

         Gross revenue for the office solutions segment, net of discontinued operations, increased from an annualized fiscal 1998 figure of approximately $4.8 million to approximately $20.9 million for the year ended June 30, 1999. This 335% increase is principally due to acquisitions during the current fiscal year, with significant acquisitions occurring within the first two months of the year.

         Gross revenue for the nine month period ended June 30, 1998, was $3.6 million net of discontinued operations, as compared to $2.1 million for the six month period ended as of September 30, 1997. This increase was principally attributable to acquisitions.

         Cost of revenue for the year ended June 30, 1999, net of discontinued operations and as compared to the annualized comparable period of the prior year, increased by approximately $8.8 million, or 279%. This increase is again principally due to acquisitions. The segment generated a gross margin of approximately 43% for the year ended as of June 30, 1999, as compared to a gross margin of approximately 35% for the prior period. This increase is principally related to acquisition integration, wherein management has implemented effective pricing and inventory control procedures within the acquired operating units. As the segment increases in size and volume, pricing concessions from significant vendors become more obtainable. In conjunction with the above discussed cost containment program implementation and better buying opportunities, management anticipates nominal future margin increases.

         Due to significant acquisitions during the short year ended June 30, 1998, and the limited operations of the segment during the short period ended

September 30, 1997, there are no meaningful year-to-year comparisons of cost of goods sold or gross margins.

         Selling and general expenses increased for the year ended June 30, 1999 as compared to the year ended as of June 30, 1998, annualized to reflect a comparable period, by approximately $11 million, or approximately 474%. The increase in these expenses was principally a result of the amortization of goodwill associated with the acquisitions and deferred financing costs related to the Sirrom Loan agreement. Amortization expense was approximately $527,000 for the year ended June 30, 1999 and approximately $78,000 for the nine months ended June 30, 1998. The segment also experienced an increase of 530.2% in its marketing expenses during the year as compared to the prior period, going from approximately $22,000 for the nine month period ended June 30, 1998 to approximately $139,000 for the year ended June 30, 1999. Another contributing factor relates to personnel costs. Administrative salaries increased 76.8% ($389,000) from approximately $506,000 for the nine month period ended June 30, 1998 to approximately $896,000 for the year ended June 30, 1999. Professional fees increased dramatically due to the increase in the costs associated with auditing acquisitions, the exploration and subsequent closing of refinancings and certain investment banking charges.

         During the year ended June 30, 1999, as previously discussed, management has embarked upon a cost containment program and as also previously discussed, a significant component of this cost containment program relates to the elimination of excess and redundant personnel. Thus, during the reporting year, personnel costs increased significantly as compared to the prior year. In addition to the personnel direct costs, indirect costs of personnel also contributed to this increase. The segment also experienced an increase in its marketing and advertising expenses during the year as it continued to build and enhance its market position. Management expects that the implementation of its cost containment program will produce results during the forthcoming year in overall lower general and administrative expenses.

         Selling and general expenses for the nine month period ended June 30, 1998 as compared to the year ended September 30, 1997 also showed a significant increase. As previously reported, this increase was principally due to acquisitions.

         Other income and expense experienced significant increases for the year ended June 30, 1999, as compared to the nine month period ended June 30, 1998. This increase is principally a result of the Registrant carrying a substantial amount of additional debt. At June 30, 1998 the registrant had total notes payable and capital lease indebtedness of approximately $5.6 million, of which $3.4 million was due to Sirrom, a note issued on May 28, 1998. At June 30, 1999 the Registrant had notes payable and capital lease obligations of approximately $12.0 million, most of which was outstanding for the entire year. For the year ended September 30, 1997, there is no meaningful comparative analysis.

Merchant Banking Segment.

         As previously reported, the nine month period ended June 30, 1998 was the first period of operations for the merchant banking segment and thus there is no meaningful comparison to any prior period. The merchant banking segment's business is conducted through the Registrant's wholly owned subsidiary, Imtek Funding Corporation.

         The merchant banking segment derives its revenue and associated costs primarily from viatical settlements. Viatical settlements involve the buying and reselling of life insurance policies owned by terminally ill individuals, and providing viatical settlement services. This segment's business consists of three distinct functions. The first two are the purchase and resale of the viaticated life insurance policies. These services are marketed principally through a network of brokers, primarily insurance agents. The third is providing document management and production services to assist in the underwriting process and assistance for trustees engaged in the viatical settlement business.

         Management is considering the modification of the merchant banking segment's business such that the brokerage of viaticated contracts would increase in significance purchase and subsequent sale of viatications may become less significant. The segment would likely continue providing document management services. Should management elect to fully adopt this change, management expects that gross revenue would decrease significantly but income from operations should only decrease slightly.

         Alternatively, management is considering several marketing alternatives, including the offering of viaticated insurance policies as a "securitized" product. Should the segment be successful in offering these additional "securitized" products, management believes that revenue growth could be substantial. While there can be no assurance that this volume increase can or could be achieved, offering these additional "securitized" products may permit licensed security brokers the opportunity to begin selling this product, thus expanding the segment's sales network. In fiscal 2000 management intends to expend upwards of $150,000 in designing and introducing the product to the market. Management continues to believe that this is a reasonable estimate of the necessary pre-operational marketing costs which may be expended in the near term, should the company elect this alternative.

         Gross revenue for the year ended June 30, 1999 increased by $25.8 million, or approximately 92% as compared to the prior period, annualized to represent a full year. This increase is principally due to the continued growth and expansion of an otherwise immature industry. To a lesser extent, the company has sought to increase its market share, resulting in increased revenue, and profitability through economies of scale. Management increased its the market share principally by lowering its gross profit targets, within a defined range.

         The fiscal period ended June 30, 1998, a period of 9 months, was the first period for the Registrant's merchant banking segment, and thus there is no comparison to prior years. This first year of operations produced gross revenue of $21.1 million ($28.9 million annualized).

         Management believes that its viatical settlement contracts are not securities subject to regulation under state securities law. The company is aware, however, that several states are investigating to determine if the viatical settlement business or parts of the viaticial settlement process should be regulated. Some states have advised the Registrant that they believe that the viatical settlement contract may be a security subject to regulation. The Registrant can provide no assurance that a state regulatory body looking into this matter will agree that the Registrant's viatical settlement activities are not regulated under current law and regulations or that, if challenged, Registrant would prevail in its position. Should the viatical settlement contract be determined, on a widespread basis, to be a security, the segment would experience a material adverse effect on operating income and its financial condition. The Company is currently considering marketing alternatives to minimize this potential negative impact. Specifically, the segment is considering the possible securitization of the viatical settlement contract. Should the segment be successful in offering such securitized product, management believes that the segment could experience substantial increase in volume as the product could be sold by licensed security brokers which would, in management's opinion expand the segment's marketing base.

         Cost of revenue increased by $22.8 million, or 95%, as compared to the prior period, annualized to represent a 12-month period. This increase is principally in response to the revenue increase and the product mix, as affected by the lowering of the target gross profit percentages when bidding on viatications. During the year the product mix has been focused toward the longer viatication periods, which generally produce higher gross margin and lower cost, as compared to the prior year where the product mix was more diverse. This positive impact was negated somewhat by the lowering of target margins, as previously discussed.

         The segment's profit margin, within a relevant range, generally varies by the expected term of viatication. As the viatication period (generally a 12-month period, with a minimum of 1 year and a maximum of 4 or more years) lengthens, the profit margin generally increases. These viatication periods are considered the product mix.

         In response to the preceding, the segment produced a gross margin of 13.4% for the year ended June 30, 1999, as compared to 14.9% for the nine month period ended June 30, 1998. Contingent upon the product mix, and the maturation of the industry, which brings about increased competition and thus lower gross margins, management anticipates the gross margins to remain relatively constant.

         Selling and general expense within the merchant banking segment increased to approximately $3.0 million for the year ended as of June 30, 1999, as compared to approximately $1.4 million for the nine month period ended June 30, 1998, annualized to reflect a full year. This approximately 114% increase is principally in response to higher salaries and employee related costs. Additionally, as previously reported, with the change in location during the year, the segment experienced relocation costs, including additional depreciation expense associated with the replacement and addition of office furniture, fixtures, and computer equipment. Moreover, with the relocation, the segment recognized the unamortized leasehold improvement expense. Also, as previously reported, the segment experienced a significant increase in professional fees. Professional fees were paid primarily for the audit of the segments' financial statements and legal fees incurred to explore the "securitization" of viaticals. The segment also paid fees to its attorneys to assist in responding to various inquiries from certain states exploring whether viaticated insurance policies or parts of the viatical settlement process should be or is subject to be regulated under various state securities and/or insurance laws and regulations. The segment also experienced an increase in its marketing expenses associated with its endeavor to expand its position within the marketplace, especially in light of the commencement of industry maturation.

         Selling and general expense amounted to less than 1% of revenue for both 1999 and 1998.

         As previously reported, the Merchant Banking segment did not commence operations until October 1, 1997. Thus, there is no comparison between the nine month period ended June 30, 1998 and the year ended September 30, 1997.

Specialty Finance.

         As previously discussed, during the third quarter of fiscal 1999, the Registrant created the specialty finance segment, its third reportable segment, consisting principally of office equipment financing services. The specialty finance segment essentially acts as an intermediary in the financing and leasing transactions of office equipment and copiers, and markets its product principally to the customers of the Office Solution segment. Previously, this segment's activities, which were insignificant, were included within the merchant banking segment. Prior periods have not been restated, as there were substantially no transactions.

         During the year ended June 30, 1999, this segment produced gross revenue of $78,000 and incurred total expenses of $13,250. Management anticipates that this segment, through horizontal integration, will experience revenue growth in the near term, although there can be no assurances of such growth.

         Selling and general expense was $13,250. Management anticipates an incremental increase in selling and general expense in future periods as revenue and operations increase.


FINANCIAL CONDITION AND LIQUIDITY

         As previously reported, the Registrant experienced growth through acquisitions, such that period to period comparisons may not provide meaningful analysis.

         The Registrant's ability to receive dividends from its subsidiaries is restricted by the Sirrom Loan Agreement, the Provident Loan Agreement and other credit facilities. The loan agreements provide that neither the Registrant nor any of its subsidiaries may declare or pay any common stock dividend of any kind (other than stock dividends payable to holders of capital stock), whether in cash or in property, on any class of capital stock of any of them without the consent of the lenders.

         The Sirrom Loan Agreement, dated May 29, 1998, granted Sirrom the right to purchase 119,891 shares of the Registrant's common stock. The agreement further provided that the base number of warrants could increase to 569,885 shares if the Registrant did not complete a public stock offering by May 29, 1999. As of June 30, 1999, the Registrant has issued an additional 449,994 warrants to Sirrom, as the Registrant did not complete the required public stock offering. Additionally, under the terms of the agreement, the Registrant is obligated to issue additional warrants to Sirrom equal to 0.5% of the outstanding warrants issued for each year the note remains unpaid beyond May 29, 2001. The issued warrants may be exercised at any time until July 31, 2003 at $0.01 per share. The warrants have a put option associated with them that allows Sirrom to sell the warrants back to the registrant. The Registrant has recognized a long-term obligation of $2,251,062 and $335,695 as of June 30, 1999 and 1998, respectively.

         During the year ended June 30, 1999, the Registrant issued an additional 1,584 share of non-voting Convertible Series A Preferred Stock. Proceeds of $152,025, net of issuance costs for the year ended June 30, 1999, and $626,820, net of issuance costs for the nine month period ended June 30, 1998, were used principally to fund acquisitions, and to a lesser extent for working capital. The preferred shares carry a dividend rate of 9%, payable annually beginning October 1, 2001. At June 30, 1999, the Registrant had accrued $76,407 in cumulative dividends. The Registrant may redeem the shares for $100 per share, plus accrued dividends, plus a call premium based on the elapsed time between the issue date and cash redemption which ranges from $2.00 for 91 days to $20.00 for over 900 days. Management does not anticipate redeeming the shares in the fiscal year ended June 30, 2000.

         The Registrant used the Sirrom credit facility primarily to fund acquisitions. As previously reported, as of September 1998 the Registrant had fully utilized the Sirrom credit facility. In August 1998 Sirrom subordinated their security position to the Registrant's senior lender. Acquisitions during the current fiscal year were funded principally from the Sirrom Loan Agreement and to a lesser extent, working capital generated by the Registrant.

         In August 1998 the Registrant entered into a two year $3,000,000 line of credit agreement with Mercantile Safe Deposit and Trust Company. Advances under this line were limited to 70% of eligible accounts receivable and bore interest at prime plus 1%, payable monthly. This line was secured by substantially all of the Registrant's assets.

         In July 1999 the Registrant refinanced the Mercantile line of credit with a $10,000,000 revolving line of credit facility with The Provident Bank (Provident). This line expires July 1, 2002. Advances bear interest at prime plus 1% on the higher of a borrowing floor of $5,000,000 or the unpaid principal balance. Advances are limited to 70% of certain accounts receivable and 40% to 60% of certain inventories. Provident's line of credit is secured by a senior lien on substantially all of the Company's assets.

         The Registrant expects to continue its expansion strategy by acquisitions and therefore is attempting to secure additional funding sources. During the fourth quarter of the reporting year, the Registrant began negotiations with W.J. Nolan and Company to raise, through a best efforts private placement offering, up to $5 million. Management anticipates that this may be a debt offering which would likely require issuance of a significant number of warrants. Proceeds from this offering are expected to be used primarily for financing acquisitions in markets which the Registrant's Office Solutions segment currently conducts business, and to a lesser extent, to fund working capital requirements. There can be no assurance that this financing will be successful or that future acquisitions can be obtained on terms acceptable to the Registrant.

         Total assets increased to $20.4 million at June 30, 1999 from $16.3 million at June 30, 1998. This increase is principally due to acquisitions during the year.

OFFICE SOLUTIONS SEGMENT.

         The Office Solutions segment increased total assets to $11.7 million, net of discontinued operations, as compared to $7.2 million as of June 30, 1998. After taking account of discounted operations, the net increase in total segment assets of $4.5 million is principally due to acquisitions. As more fully described in the notes to the financial statements the registrant consummated eight acquisitions which contributed additional net assets of approximately $7.2 million at the time of purchase. Because acquisitions were accounted for under the purchase method of accounting, the segment recognized a significant increase in goodwill.

         Accounts receivable increased to $3.8 million as of June 30, 1999, as compared to $.63 million in the prior year. This significant increase is principally in response to acquisitions and general revenue growth. However, as a percent of sales, net of discontinued operations, accounts receivable also showed a modest decrease to approximately 18% of sales for the year ended June 30, 1999, as compared to approximately 18% for the nine month period ended June 30, 1998.

         For the nine month period ended June 30, 1998, as compared to the year ended September 30, 1997, accounts receivable experienced significant growth, which was also principally in response to acquisitions.

         The segment also experienced significant growth in inventory. For the year ended June 30, 1999, inventory increased to approximately $3.4 million compared to $1.6 million for the prior period ended June 30, 1998. Acquisitions during the year were the principal factor causing this increase. However, as a percentage of sales, inventory declined to 16% for the year ended June 30, 1999, as compared to 45% for the nine month period ended June 30, 1998. The segment continues to monitor its inventory levels and strives to minimize the carrying costs and excessive inventory. Also, during the year ended June 30, 1999, the segment reviewed the inventory and reduced the carrying value for items that had infrequent utilization. Management believes that, in order for the Registrant to provide the highest level of service to its customers (due to the age of the machines in the customer base), it may be necessary to stock certain items which may be slow moving.

         Inventory at June 30, 1998 compared to September 30, 1997 also reported a significant increase, which was principally due to acquisitions.

         Property and equipment, net of discontinued operations, increased by approximately $1.1 million at June 30, 1999 as compared to June 30, 1998. This increase is principally in response to acquisitions and, to a lesser extent, increases in the segment's computerized operational and financial systems. Costs associated with the Y2K problem have been minimal for the segment since the computerized systems have generally been purchased from third party vendors having responsibility for upgrading such systems. As previously reported in the Registrant's Form 10-Q for the quarter dated March 31, 1999 which is hereby incorporated by reference, the Registrant began a modification of the Office Solution's segment financial reporting system. The segment began converting its accounting software in May 1999 and began centralizing its reporting procedures effectively to the "hub" level. The intended benefit of these modifications is to provide management more timely and specific financial information. Management believes that these modifications will ultimately strengthen the accounting internal controls and provide more concise operational information as well as other efficiencies. Management can provide no assurance that this conversion will produce its intended results.

         For the nine month period ended June 30, 1998, as compared to the year ended as of September 30, 1997, property and equipment also reported significant increases due principally to acquisitions and implementation of the primary computerized accounting and operational systems.

         Intangible assets, consisting principally of goodwill, increased by approximately $5.5 million as of June 30, 1999 compared to the prior year. This increase relates primarily to acquisitions during the current year, with Barbera contributing approximately $1.7 million of this increase. Moreover, the Philadelphia acquisitions contributed approximately $0.9 million of the increase. In March 1999, the segment amended the purchase agreement with the AMI Group, whereby the Registrant agreed to assume additional liabilities, including $518,500 of notes payable and $220,000 of deferred service liabilities, thus increasing the purchased goodwill by approximately $738,500. Also, during the year, the goodwill balances associated with previous acquisitions were adjusted to reflect additional liabilities assumed or paid our to reflect changes in estimates or to adjust for other factors which were unknown at time of purchase. Thus, as the acquisition is assimilated into the Registrant's operations and all facts and circumstances become more fully known, the acquisition price, including the assumption of additional liabilities, may, and has, necessitated increases to the purchased goodwill. Management generally allows for a period not to exceed 12 months for adjustments to the acquisition price.

         Goodwill as of June 30, 1998, compared to September 30,1997 showed a significant increase due principally to acquisitions.

         The segment experienced significant growth in accounts payable and accrued expenses, net of discontinued operations, as of June 30, 1999 compared to June 30, 1998. The increase of approximately $2.3 million relates principally to acquisitions and general revenue and volume increases. To a lesser extent, this increase relates to the accrual of earned but unpaid wages, salaries, and the related tax liabilities.

         Consistent with previous discussions, accounts payable and accrued expenses also showed significant increase as of June 30, 1998 compared to September 30,1997. This increase also was principally due to acquisitions.

         Deferred revenue increased by approximately 714.7% as of June 30, 1999 compared to June 30, 1998. The increase of approximately $1.2 million relates principally to acquisitions, and to a lesser extent, general volume increases during the year.

         Deferred revenue as of June 30, 1998, compared to September 30, 1997 likewise showed an increase primarily as a result of acquisitions.

         Notes payable as of June 30, 1999, both current and non-current portions, increased dramatically as compared to June 30, 1998. This increase of approximately $6.3 million relates principally to additional borrowings on the Sirrom Loan Agreement and the Mercantile Bank Loan Agreement. The Sirrom loan was used principally to fund acquisitions and, to a lesser extent, to fund working capital requirements. The Sirrom Loan Agreement has been fully utilized at June 30, 1999. The Mercantile Bank line was used principally to fund working capital needs.

         As previously discussed in Part I, Item 1 of this report on Form 10-K, the Registrant has replaced the $3 million Mercantile Bank loan agreement with a $10 million revolving line of credit facility with The Provident Bank. The Provident loan agreement was effected on July 1, 1999 with a three-year term. This note bears interest at prime plus 1% with a minimum borrowing floor of $5.0 million. Advances under this agreement are calculated upon a borrowing base consisting principally of eligible accounts receivable and inventory as defined in the agreement. Substantially all of the Registrant's assets secure the debt. This debt is being used to fund working capital requirements and contains certain covenants including the requirement that the Registrant maintain certain ratios and net worth.

MERCHANT BANKING SEGMENT.

         As previously reported, the Registrant did not commence merchant banking segment operations until October 1997. The nine month period ended June 30, 1998 was the first period of operations. Thus, there is no comparison between June 30, 1998 and September 30, 1997. Because the segment just commenced operations, with significant anticipated and realized growth, year to year comparisons may not produce meaningful analysis.

         At June 30, 1999, the merchant banking segment reported total assets of $8.1 million as compared to $8.5 million at June 30, 1998. This decrease of approximately $0.4 million is principally related to a decrease in accounts receivable from the prior year-end when the segment recognized several large viatications during the last days of the fiscal year. These settlements resulted in the segment recognizing escrowed cash, prepaid commissions and other related current liabilities. The segment did not replicate these large settlements at June 30, 1999, and thus escrowed cash, prepaid commissions and other current liabilities are significantly lower at June 30, 1999. The effect of the prior year last days' settlements were offset during the current year by asset and liability increases associated with revenue growth.

         During the year, as previously reported, the segment relocated its headquarters. As a result of this relocation, the segment expended approximately $177,000 to purchase office furniture and computer equipment. Thus, property plant and equipment increased by approximately 73% as compared to the prior year.

         Moreover, with the previously announced acquisition of Ruttenberg, the segment recognized approximately $78,000 of goodwill. As a result of this acquisition other assets also showed an increase compared to the prior year.


SPECIALTY FINANCE SEGMENT.

As previously discussed, the specialty finance segment effectively commenced operations during the third quarter of fiscal 1999. Prior to such commencement of operations, the segment was included within the merchant banking segment although the segment had no significant assets. Therefore, there can be no meaningful comparison to the prior years.

         Total assets for the specialty finance segment as of June 30, 1999 are $32,200, consisting principally of cash and other current assets. Liabilities consist of accounts payable. The Specialty Finance segment has established working relationships with several funding sources.


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

         The Registrant has substantially completed phase one and two of its three-phase plan and has identified its significant risk exposure areas. The Registrant has identified a number of applications within its financial systems, including the Registrant's core financial and reporting systems, which are Y2K compliant due to their recent implementation, which applications were acquired from third party vendors. In other areas, the Registrant either has or is in the process of contacting vendors to ensure the applicable software and computer based hardware is or will be Y2K compliant. To date, significant third party vendors have assured the Registrant that they are or will be Y2K compliant in the near term.

         Management does not anticipate significant additional expenses in future periods associated with the known Y2K issues confronting the Registrant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Imtek Office Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Imtek Office Solutions, Inc. and Subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999, and the nine months in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imtek Office Solutions, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 1999 and the nine month period ended June 30, 1998 in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended June 30, 1999 and the nine month period ended June 30, 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ GRANT THORNTON LLP
-----------------------
BALTIMORE, MARYLAND
OCTOBER 22, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Imtek Office Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Imtek Office Solutions, Inc. and Subsidiaries as of September 30, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Imtek Office Solutions, Inc. and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year the ended in conformity with generally accepted accounting principles.

We have also audited the consolidated financial statement schedules listing on the accompanying index at Item 14(a)(2) for the year ended September 30, 1997. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein.


/S/ ROSENBERG, RICH, BAKER, BERMAN & COMPANY
--------------------------------------------
BALTIMORE, MARYLAND
DECEMBER 19, 1997 (EXCEPT AS TO NOTE B,
    AS TO WHICH THE DATE IS SEPTEMBER 23, 1998)

                  IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                    JUNE 30,

--------------------------------------------------------------------------------


                                     ASSETS

                                                                                           1999                1998
                                                                                           ----                ----
CURRENT ASSETS
   Cash                                                                               $    356,489       $  2,943,968

   Escrow deposits                                                                         753,711          5,054,220
   Accounts receivable, less allowance for doubtful accounts
      of $103,075 at June 30, 1999 (1998 - $0)                                           3,836,580            740,847
   Other receivables                                                                       109,624             82,168
   Inventory                                                                             3,388,100          1,626,432
   Notes receivable                                                                        139,196               --
   Deferred tax assets                                                                     488,712             82,124
   Net assets of discontinued operations                                                   370,984            560,584
   Prepaid expenses and other current assets                                               206,457            775,912
                                                                                      ------------       ------------

           Total current assets                                                          9,649,853         11,866,255


PROPERTY AND EQUIPMENT - at cost, less accumulated
   depreciation and amortization                                                         3,129,551          1,838,655


OTHER NONCURRENT ASSETS                                                                    143,477            488,344


DEFERRED FINANCING COSTS, less accumulated amortization
   of  $75,750 at June 30, 1999 (1998 - $6,135)                                            288,326            361,941


OTHER INTANGIBLE ASSETS, less accumulated amortization of
   $537,584 at June 30, 1999 (1997 - $72,119)                                            7,361,322          1,730,938
                                                                                      ------------       ------------
                                                                                      $ 20,572,529       $ 16,286,133
                                                                                      ------------       ------------
                                                                                      ------------       ------------
CURRENT LIABILITIES
   Current maturities of long term debt                                               $    953,820       $    560,055
   Current maturities of obligations under capital lease                                   195,731            234,081
   Accounts payable - trade                                                              1,927,931            447,528
   Accounts payable - related party                                                        724,598            795,205
   Accrued expenses                                                                      1,967,110            943,827
   Customer escrow accounts                                                                753,711          5,054,220
   Deferred revenue                                                                      1,369,912            168,153
   Income taxes payable                                                                    122,125            434,804
                                                                                      ------------       ------------
           Total current liabilities                                                     8,014,938          8,637,873

LONG TERM DEBT, net of current maturities, less original issue
   discounts of $2,138,316 in 1999 and $330,100 in 1998                                  7,740,806          3,502,506

OBLIGATIONS UNDER CAPITAL LEASE, net of current maturities                               1,051,857            988,578

DEFERRED TAX LIABILITY                                                                      51,982             65,490

PUT WARRANT OBLIGATION                                                                   2,251,062            335,695

MINORITY INTEREST IN SUBSIDIARY                                                            160,174               --

COMMITMENTS AND CONTINGENCIES                                                                 --                 --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000 shares; 75,000 Series A authorized; liquidation preference of $832,400 Series A; issued and
      outstanding, 8,324 shares in 1999 and 6,740 shares in 1998                                83                 67
   Common stock, $.000001 par value; authorized 50,000,000 shares in 1999,
      250,000,000 shares in 1998; issued and outstanding, 7,532,366 shares                       8                  8
   Additional paid-in-capital                                                            2,246,490          2,094,481
   (Accumulated deficit) retained earnings                                                (944,871)           661,435
                                                                                      ------------       ------------
                                                                                         1,301,710          2,755,991
                                                                                      ------------       ------------
                                                                                      $ 20,572,529       $ 16,286,133
                                                                                      ------------       ------------
                                                                                      ------------       ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       YEAR ENDED JUNE 30, 1999, NINE MONTHS ENDED JUNE 30, 1998 AND YEAR
                            ENDED SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

                                                                           1999               1998                1997
                                                                           ----               ----                ----
Revenue
   Equipment and supplies                                              $ 20,879,845       $  3,615,750       $  2,094,972
   Merchant banking                                                      53,962,341         21,088,242               --
   Specialty finance                                                         78,017               --                 --
                                                                       ------------       ------------       ------------
                                                                         74,920,203         24,703,992          2,094,972

COST OF REVENUE
   Equipment and supplies                                                11,923,122          2,356,606          1,868,703
   Merchant banking                                                      46,704,773         17,943,694               --
   Specialty finance                                                            322               --                 --
                                                                       ------------       ------------       ------------
                                                                         58,628,217         20,300,300          1,868,703
                                                                       ------------       ------------       ------------

           Gross profit                                                  16,291,986          4,403,692            226,269

SELLING AND GENERAL EXPENSE                                              15,004,042          3,100,659            153,836
                                                                       ------------       ------------       ------------

           Operating income                                               1,287,944          1,303,033             72,433

Other (expense) income
INTEREST INCOME                                                               2,942               --                6,534

INTEREST EXPENSE                                                         (1,276,752)          (121,989)              --
MINORITY INTERESTS IN SUBSIDIARY                                           (124,478)              --                 --
                                                                       ------------       ------------       ------------

           (Loss) income from continuing operations before income           (70,344)         1,181,044             78,967
               taxes

INCOME TAXES                                                                312,620            467,310             20,600
                                                                       ------------       ------------       ------------

           Net (loss) income from continuing operations                    (382,964)           713,734             58,367

DISCONTINUED OPERATIONS
   Loss on operation of commercial printing and duplicating
      services segment, including provision of $479,169 for
      operating losses during phase-out period, less income tax
      benefit of $614,744 in 1999 and $69,630 in 1998                    (1,223,342)          (110,666)              --
                                                                       ------------       ------------       ------------

           NET (LOSS) INCOME                                             (1,606,306)           603,068             58,367

Preferred stock dividends                                                    71,352              5,055               --
                                                                       ------------       ------------       ------------
           (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS              $ (1,677,658)      $    598,013       $     58,367
                                                                       ------------       ------------       ------------
                                                                       ------------       ------------       ------------
EARNINGS PER SHARE
BASIC

         CONTINUING OPERATIONS                                         $      (0.06)      $       0.10       $       0.03

         DISCONTINUED OPERATIONS                                              (0.16)             (0.02)              --
                                                                       ------------       ------------       ------------
         NET INCOME                                                    $      (0.22)      $       0.08       $       0.03
                                                                       ------------       ------------       ------------
                                                                       ------------       ------------       ------------
DILUTED
         CONTINUING OPERATIONS                                         $      (0.06)      $       0.10       $       0.03

         DISCONTINUED OPERATIONS                                              (0.16)             (0.02)              --
                                                                       ------------       ------------       ------------
         NET INCOME                                                    $      (0.22)      $       0.08       $       0.03
                                                                       ------------       ------------       ------------
                                                                       ------------       ------------       ------------
WEIGHTED AVERAGE COMMON SHARES

BASIC                                                                     7,532,361          7,412,033          2,253,425
                                                                       ------------       ------------       ------------
                                                                       ------------       ------------       ------------
DILUTED                                                                   7,532,361          7,430,570          2,253,425
                                                                       ------------       ------------       ------------
                                                                       ------------       ------------       ------------

                  IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       YEAR ENDED JUNE 30, 1999, NINE MONTHS ENDED JUNE 30, 1998 AND YEAR
                            ENDED SEPTEMBER 30, 1997

--------------------------------------------------------------------------------


                                                                                                          (Accumulated
                                       Preferred Stock             Common Stock           Additional        deficit)
                                    --------------------      ----------------------       paid-in          retained    Stockholders
                                    Shares        Amount      Shares          Amount       Capital          Earnings       Equity
                                    ------        ------      ------          ------     -------------    -------------    ------

BALANCE AT OCTOBER 1, 1996             --    $       --     243,901,667   $        244   $     78,613   $    (76,715)  $      2,142

      Issuance of stock                --            --       6,098,333              6          2,994           --            3,000

      1 for 400 share reverse
        stock split                    --            --    (249,375,000)          (249)           249           --             --

      Exchange of stock for
        Imtek Corporation stock        --            --       4,375,000              4        710,559           --          710,563

      Net income for the period        --            --            --             --             --           58,367         58,367
                                    -----    ----------     -----------   ------------   ------------   ------------   ------------

BALANCE AT SEPTEMBER 30, 1997 -
   AS PREVIOUSLY STATED                --            --       5,000,000              5        792,415        (18,348)       774,072

      Adjustment to prior period       --            --            --             --          (76,715)        76,715           --
                                    -----    ----------     -----------   ------------   ------------   ------------   ------------

BALANCE AT SEPTEMBER 30, 1997 -
   AS RESTATED                         --            --       5,000,000              5        715,700         58,367        774,072

      Shares issued in
        connection with                --            --       2,532,361              3        354,528           --          354,531
        acquisitions

      Issuance of preferred stock   6,740            67            --             --          626,753           --          626,820

      Issuance of stock warrants       --            --            --             --          397,500           --          397,500

      Net income for the period        --            --            --             --             --          603,068        603,068
                                    -----    ----------     -----------   ------------   ------------   ------------   ------------

Balance at June 30, 1998            6,740            67       7,532,361              8      2,094,481        661,435      2,755,991

      Issuance of preferred stock   1,584            16            --             --          152,009           --          152,025

      Net loss for the year            --            --            --             --             --       (1,606,306)    (1,606,306)
                                    -----    ----------     -----------   ------------   ------------   ------------   ------------


Balance at June 30, 1999            8,324    $       83       7,532,361   $          8   $  2,246,490   $   (944,871)  $ (1,301,710)
                                    -----    ----------     -----------   ------------   ------------   ------------   ------------
                                    -----    ----------     -----------   ------------   ------------   ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       YEAR ENDED JUNE 30, 1999, NINE MONTHS ENDED JUNE 30, 1998 AND YEAR
                            ENDED SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

                                                                           1999              1998               1997
                                                                           ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                   $(1,606,306)      $   603,068       $    58,367
   Adjustments to reconcile net income to net cash provided by
      Continuing operating activities
        Loss from discontinued operations                                1,223,342           110,666              --
        Depreciation and amortization                                    1,085,092           188,085             3,925
        Minority interest equity in earnings                               124,478              --                --
        Accretion of original issue discount                               107,151             5,595              --
        Changes in assets and liabilities,
         net of effect of acquisitions
           Accounts and other receivables                               (1,752,574)        1,048,051           (36,210)
           Inventory                                                       (45,447)         (649,771)         (131,950)
           Accounts payable and accrued expenses                           218,977          (515,410)          190,299
           Deferred revenue                                                (51,738)          168,153              --
           Accounts payable - related parties                              (70,607)          720,240              --
           Deferred income taxes                                          (420,096)          (16,634)             --
           Prepaid expenses                                                662,692          (378,412)             --
           Other assets                                                    512,675          (472,344)             --
           Income tax payable                                             (312,679)          414,204            20,600
                                                                       -----------       -----------       -----------

              Net cash (used in) provided by continuing operating         (325,040)        1,225,491           105,031
                activities

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for property and equipment                                    (40,810)         (514,334)          (35,740)
   Cash paid for acquisitions and intangibles                           (5,106,403)         (840,583)             --
   Cash deposit paid                                                          --                --             (40,000)


              Net cash used in investing activities                     (5,147,213)       (1,354,917)          (75,740)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                   --                --               3,000
   Proceeds from notes payable                                           5,608,722         3,570,000            22,368
   Payments on notes payable                                            (1,227,536)          (95,182)             --
   Notes receivable advances                                                  --                --             (25,541)
   Deferred financing costs                                                   --            (368,076)             --
   Payments on obligations under capital lease                            (614,695)          (18,036)             --
   Issuance of preferred stock                                             152,025           626,820              --
                                                                       -----------       -----------       -----------

              Net cash provided by (used in) financing activities             (173)        3,918,516         3,715,526

CASH FLOWS USED IN DISCONTINUED OPERATIONS                              (1,033,742)         (671,250)             --
                                                                       -----------       -----------       -----------

              NET (DECREASE) INCREASE IN CASH                           (2,587,479)        2,914,850            29,118

CASH AT BEGINNING OF YEAR                                                2,943,968            29,118              --
                                                                       -----------       -----------       -----------
CASH AT END OF YEAR                                                    $   356,489       $ 2,943,968       $    29,118
                                                                       -----------       -----------       -----------
                                                                       -----------       -----------       -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  IMTEK OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                       (FORMERLY SPECTRUM EQUITIES, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

       YEAR ENDED JUNE 30, 1999, NINE MONTHS ENDED JUNE 30, 1998 AND YEAR
                            ENDED SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

                                                                    1999          1998            1997
                                                                    ----          ----            ----
DISCLOSURE OF CASH FLOW SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
      Interest                                                   $1,112,837     $ 68,656         $  --
      Taxes                                                         433,898           --            --


NONCASH TRANSACTIONS:

   During fiscal 1999:

      The Company purchased assets and stock of Forbes, KDI, Barbera, American Copy, Corporate Computer, AMI and Ruttenberg for an aggregate purchase price of $7,323,267, including cash, assumed liabilities, and notes of $1,520,301.

      The Company has received from an escrow account $4,300,509 representing the decrease in net deposits from third party purchasers.

      The Company acquired property and equipment under capital lease and notes payable amounting to $639,624 and $354,000 respectively.

      The Company issued 449,994 warrants to purchase common stock in connection with a note payable. At issuance, the warrants had a fair value of $1,795,476.

      The Company revalued warrants issued in fiscal 1998 to purchase common stock to reflect the increase in the fair value of the stock. The revaluation resulted in an increase in the original issue discount of approximately $120,000.

   During fiscal 1998:

      The Company purchased assets and stock of Thompson, Perfect Copy, OSL, CPHI, GLS and Chesapeake for 2,532,361 shares of common stock, representing an aggregate price of $2,063,497, including cash, assumed liabilities, and notes payable of $1,708,966.

      The Company acquired $1,240,695 of office equipment under capital lease.

      The Company issued 119,891 warrants to purchase common stock in connection with a note payable. The warrants had a fair market value of $335,695.

      The Company issued 250,000 warrants to purchase common stock in connection with a consulting agreement. The warrants had a fair value of $397,500.

      The Company placed $5,054,220 of deposits from third party purchasers of viaticated life insurance policies in an escrow account.

   During fiscal 1997:
      The Company issued 4,375,000 shares of stock in exchange for certain assets of Imtek Corporation as follows:


Inventory                                    $353,954
Accounts receivable                           356,609
                                             --------
                                             $710,563
                                             --------
                                             --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE A - SUMMARY OF ACCOUNTING POLICIES

    A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

         BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of Imtek Office Solutions, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Imtek Corporation, a Maryland corporation, and Imtek Services Corporation (Services), a Maryland corporation, and Imtek Acquisition Corporation (Acquisition), a Maryland Corporation..

    During 1999, Acquisition acquired a 60% interest in Barbera Business Systems, Inc. (Barbera) and Imtek Corporation acquired Forbes Enterprises, Inc. (t/a Innovative Office Services) (IOS), Keystone Digital Imaging, Inc.
    (KDI), Legal America of Virginia, Ltd. (LA), AMI Group, Inc. (AMI), American Copy Systems, Inc. (ACS), Cannon Business Machines (CBS) and Corporate Computer Services (CCS). All of the acquisitions were accounted for as purchases. Revenue and results of operations from the respective dates of acquisition have been included in the accompanying financial statements.

    During 1998, Imtek Corporation acquired Office Supply Line (OSL), Capital Prepress Holdings, Inc. (CPHI), GLS Holdings, Inc. (GLS), Richmond Business Systems (RBS), Bohanon Business Systems, Inc. (BBS) and Perfect Copy. The acquisitions were accounted for as purchases. Revenue and results of operations from the respective dates of acquisition have been included in the accompanying financial statements.

    Services' wholly-owned subsidiaries include Imtek Funding (Funding) which operates in Merchant Banking and Imtek Capital Corporation (Capital) which operates the Specialty Finance segment. In October 1997, Funding acquired Thompson Office Products, a company engaged in the purchase and resale of viaticated insurance policies. The acquisition was accounted for as a purchase. Revenue and results of operations from the date of acquisition have been included in the accompanying financial statements.

    Significant intercompany transactions have been eliminated in consolidation.

    BUSINESS OPERATIONS

    The Company operates in the United States. During fiscal 1999, on the basis of revenues, the Company's business operations were 28% in the selling and servicing of office products and supplies, 72% in the purchase and resale of viaticated insurance policies of terminally ill individuals, with less than 1% of revenue being derived by brokering financing and leasing arrangements of office equipment. During fiscal 1998, on the basis of revenues, the Company's business operations were 15% in the selling and servicing of office products and supplies and 85% in the purchase and resale of viaticated insurance policies of terminally ill individuals . During fiscal 1997, all of the Company's business operations were in selling and servicing of office products and supplies. The primary business segments and a description of the business operations of each company follows.

    Imtek Corporation is in the business of selling and servicing copiers, facsimile machines and printers, sales of office supplies, and commercial printing and copying. The Company conducts business in the Philadelphia, Baltimore, Washington, D.C., Richmond and Tidewater, Virginia, and Atlanta, Georgia metropolitan areas and grants credit to customers in those regions.

    Funding's principal business activity is the purchase and resale of viaticated insurance policies. Funding contracts with terminally ill individuals who desire to sell their life insurance policies for cash. Funding conducts this business through a broker network it has established throughout the continental United States.

    Capital's principal business activity is originating and placing equipment leases with unrelated leasors.

    CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Escrow deposits are not considered cash.

    REVENUE RECOGNITION

    Imtek Corporation and Acquisition recognize revenue on equipment sales and supplies upon shipment of the sale. Revenue for servicing of the equipment is recognized at the time the service is performed. Deferred revenue consists of unearned maintenance contract revenue that is recognized using the straight-line method over the life of the related contract, generally twelve months.

    Imtek Funding recognizes revenue on viatical contracts at the time title to the policy is transferred to the purchaser.

    Capital earns fees upon the origination and placement of equipment leases with unrelated leasors.

    ACCOUNTS RECEIVABLE

    The Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on a review of current accounts receivable. Uncollectible accounts are written off against the allowance when deemed uncollectible.

    INVENTORY

    Inventories consist of copy machines, facsimile machines, duplicators, and parts and supplies used in the maintenance of office machines and consumable supplies. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

    PROPERTY AND EQUIPMENT

    The Company provides depreciation and amortization for financial statement purposes over the estimated useful lives of the fixed assets using the straight-line method. Accelerated methods are utilized for tax purposes. Expenditures for maintenance and repairs are charged to expense in the period the charges are incurred.

    The estimated service lives used in determining depreciation and amortization are as follows:

        Furniture and fixtures, production equipment and
            equipment held for leases                          5-7 years
        Computer equipment and software                          5 years
        Leasehold improvements                                5-10 years
        Vehicles                                                 5 years

    DEFERRED FINANCING COSTS

    Deferred financing costs represent costs incurred in obtaining funding under a note payable. The costs are being amortized over the five year life of the related note.

    OTHER INTANGIBLE ASSETS

    Other intangible assets represent costs in excess of net assets acquired and non-compete agreements in connection with businesses acquired. Costs in excess of net assets acquired are being amortized to operations on a straight-line basis over fifteen years. Non-compete agreements are being amortized over the life of the agreement, generally 3 to 5 years.

    ORIGINAL ISSUE DISCOUNT

    The original issue discount, which is shown as a reduction of the note payable, represents the value of warrants issued in connection with the related note payable. The original issue discount is being amortized over the remaining life of the note.

    FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash, escrow deposits, accounts receivable, accounts payable, and long-term debt. The carrying amount of these financial instruments approximates their fair market value.

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

    ADVERTISING

    Advertising costs are expensed as incurred. Total advertising and promotion expense for the year ended June 30, 1999 and the nine month period ended June 30, 1998 amounted to $233,525 and $67,907, respectively. There was no advertising expense for the year ended September 30, 1997.

    RECLASSIFICATIONS

    Certain items in the fiscal 1998 and 1997 financial statements have been reclassified to conform to the current year presentation.

    EARNINGS PER SHARE

    Basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding securities, calculated using the treasury stock method.

    FISCAL YEAR CHANGE

    In July 1997, the Board of Directors approved a change in the Company's fiscal year end from September 30 to June 30, effective with the fiscal period beginning October 1, 1996.

    NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
    130), which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. Implementation of this disclosure standard did not have an effect on the Company.

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements on the basis that is used internally for evaluating segment performance. The Company adopted SFAS 131 in the fiscal year beginning July 1, 1998 and has restated its prior year segment data to conform to this presentation.

    In December 1997, SFAS No. 132, EMPLOYERS' DISCLOSURE ABOUT PENSION AND OTHER POST RETIREMENT BENEFITS, was issued and is effective for the Company's 1999 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retiree benefits. Implementation of this disclosure standard did not affect the Company's financial position or results of operations.

    In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Implementation of this standard is not anticipated to have an effect on the Company.

NOTE B - PRIOR PERIOD ADJUSTMENT

    Additional paid-in capital and accumulated deficit were restated as of September 30, 1997 to reflect the acquisition of Imtek Corporation by Spectrum Equities, Inc. as a reverse acquisition, treating Imtek Corporation as the acquirer. Previous financial statements reflected Spectrum Equities as the acquirer.

    Prior to the acquisition, Spectrum Equities, Inc. was a public shell corporation with no operations since 1992. Imtek Corporation was a development stage enterprise prior to the acquisition.

    Simultaneous with the acquisition, the Company was renamed Imtek Office Solutions, Inc.


NOTE C - DISCONTINUED OPERATIONS

    On April 7, 1999, the executive committee of the Board of Directors of the Company made a decision to discontinue the commercial printing and duplicating services segment of the business. In 1999, the Company realized a loss on operations, net of tax benefit, of the commercial printing and duplicating services segment of $1,223,342, which includes a provision of $479,169 for operating losses during the phase-out period. In 1998, the loss, net of tax benefit, on operations was approximately $110,000.

    Summarized data relating to the discontinued operations of the commercial printing and duplicating services segment as of and for the year ended June 30, 1999 and the nine month period ended June 30, 1998 are as follows:

                                                       1999             1998
                                                       ----             ----
Results of operations
   Operating revenue                                 $2,306,257       $2,238,650
   Operating loss                                   (1,838,086)        (180,296)
   Net loss                                         (1,223,342)        (110,666)

Net assets of discontinued operations
   Current assets                                      $832,638        $ 746,167
   Property and equipment, net                          434,437           42,233
   Other assets                                          19,032           10,808
   Current liabilities                                  915,123          238,624


NOTE D - ESCROW DEPOSITS AND CUSTOMER ESCROW ACCOUNTS

    Deposits by prospective purchasers of viaticated life insurance policies are made to a "Viatical Trust" bank account administered by an independent trustee (Trustee.) Fifteen percent of the funds are advanced to the Company and reflected as a liability until the transaction settles. If the prospective purchaser decides not to settle the transaction, the Trustee refunds the deposit and the Company refunds the advance without interest.

    Upon a sale, funds are disbursed by the Trustee to the insured for the agreed purchase price of the life insurance policy. The balance, less fees to the Trustee for its services, is paid to Funding. The ownership of the policy is transferred to the Trustee and the purchaser is designated as the beneficiary.

    Upon a sale the Trustee also deposits funds into a separate escrow account to pay future premiums on the policy based upon the estimated remaining life of the insured. For policies sold after September 30, 1997, Funding is not liable for and does not guarantee the payment of insurance premiums beyond the amounts deposited.

    Upon the death of an insured, the Trustee collects the policy proceeds and remits those funds to the policy purchaser.


NOTE E - BUSINESS ACQUISITIONS

    YEAR ENDED JUNE 30, 1999

    On July 1, 1998, the Company acquired certain assets of Forbes Enterprises, Inc. (Forbes) a business engaged in the sale, rental and servicing of office equipment and supplies in exchange for cash of

    $115,000, assumption of liabilities and notes payable of approximately $1,007,463.

    On July 22, 1998, the Company acquired certain assets of Keystone Digital Imaging, Inc. (KDI), a Pennsylvania corporation engaged in the sale, leasing, rental, servicing and wholesaling of office equipment, products and supplies. The transaction was funded through a cash payment of $800,000 at settlement, issuance of a note payable of $130,000 and assumption of maintenance contract and other liabilities totaling $896,082.

    In July 1998, the Company acquired 60% of the common stock of Barbera Business Systems, Inc (Barbera), a Maryland corporation engaged in the retail business of selling, leasing and servicing office equipment and related supplies throughout Maryland and Washington DC, in exchange for a cash payment of $1,500,000 and a note payable of $225,119.

    In July 1998, the Company entered into an agreement with AMI Group, Inc.
    (AMI), a Maryland corporation involved in selling photocopy equipment and providing third party administrative and marketing services for equipment resellers. Under the terms of the agreement, the Company purchased certain assets, in exchange for the assumption of liabilities amounting to $460,000. In March 1999, the Company amended the purchase agreement whereby the Company agreed to assume additional liabilities including $518,500 of notes payable and $220,000 in deferred service liabilities.

    In July 1998 the Company entered into an agreement with Ruttenberg & Associates (Ruttenberg), an Illinois corporation involved in the sale of viaticated insurance policies. The transaction was accounted for as a purchase with a cash payment of $78,000 at settlement.

    On July 28, 1998, the Company acquired certain assets of Legal America of Virginia, Ltd. (Legal), a Missouri corporation engaged in commercial duplication. The transaction was funded through a cash payment of $68,603 at settlement. (See note C).

    On November 1, 1998, the Company acquired certain assets of American Copy Systems, Inc. (ACS), a Pennsylvania corporation engaged in the sale, rental, servicing and wholesaling of office equipment and supplies. The transaction was funded through a cash payment of $640,000 at settlement, issuance of a note payable for $160,000, and the assumption of maintenance contract liabilities of $95,000.

    In March 1999, the Company entered into a License and Non-Compete Agreement with George R. Cannon Business Machines, Inc. (Cannon), for $51,000, payable over six months.

    On April 16, 1999, the Company acquired certain assets of Corporate Computer Services, Inc. (Corporate Computer), a business engaged in selling and servicing computer printers. The transaction was funded through a cash payment of $100,000 at settlement, assumption of liabilities of $171,000, and notes payable totaling $87,500.

    The fiscal 1999 acquisitions have been recorded under the purchase method of accounting; accordingly, the results of operations of the entities from their respective acquisition dates are included in the accompanying consolidated financial statements. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market value at the dates of acquisition.

    The fair value of assets acquired and liabilities assumed are summarized as follows:

                                                                                                                Corporate
                       Forbes        KDI     Barbera           AMI    Ruttenberg    Legal     ACS     Cannon    Computer
                     -----------    -----    -------           ----   ----------    -----    ------  --------    --------
Current assets          $551,330  $923,239   $1,485,937        $  --   $             $ --   $449,679     $ --    $180,890
                                                                           --
PP&E                     335,000   234,000       89,775       56,549       --      23,000     70,000       --       8,300
Covenants not to          20,000    30,000            -                    --          --     50,000       --
compete
Goodwill                 216,133   638,843    1,672,022    1,141,951   78,000      45,603    325,321   51,000     169,310
Other assets                  --        --       93,237           --       --          --         --       --          --
Current liabilities           --        --  (1,575,659)           --       --          --         --       --          --
Long-term                     --        --      (4,500)           --       --          --         --       --          --
liabilities
Minority interest             --        --     (35,516)           --       --          --         --       --          --

  NINE MONTH PERIOD ENDED JUNE 30, 1998

    On October 1, 1997, the Company acquired all of the issued corporate stock of Thompson Business Products ("Thompson"), an entity owned by officers of the Company, in exchange for 1,000,000 shares of the Company's common stock valued at $140,000 and cash of $172,826. Thompson purchases and resells insurance policies of terminally ill individuals.

    On October 1, 1997, the Company acquired certain assets of Richmond Business Systems, Inc. ("RBS") for cash of $39,500.

    On October 1, 1997, the Company acquired certain assets of Bohanon Business Systems, Inc. ("BBS"). The transaction was funded through the assumption of trade payables of $27,000 and issuance of a note payable of $7,000.

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

    On June 1, 1998, the Company acquired certain assets of Perfect Copy, Inc. The transaction was funded by a cash payment of $410,000 at settlement, a $50,000 escrow deposit and the assumption of maintenance contract liabilities of $100,000.

    The fiscal 1998, acquisitions have been recorded under the purchase method of accounting; accordingly, the results of operations of the entities from their respective acquisition dates are included in the accompanying consolidated financial statements. The purchase prices have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The fair value of assets acquired and liabilities assumed are summarized as follows:

                                                                                    OSLHI                     Perfect
                              Thompson         RBS       BBS        CPHI          and OSL     GLS          Copy, Inc.
                              -----------      -------  -------     --------      --------    -----        ----------

Current assets                $ 1,388,929      $28,000   $29,000        $  -     $237,000       $  -         $292,000
Property  and                           -        9,500     5,000           -            -          -          110,000
equipment
Other assets                            -            -         -           -            -          -                -
Goodwill                        1,253,269        2,000         -     148,486      207,331     29,511          123,000
Intangibles                        30,000            -         -           -            -          -           35,000
Current liabilities           (1,279,929)            -         -           -            -          -                -
Long-term liabilities         (1,079,443)            -         -           -            -          -                -

    YEAR ENDED SEPTEMBER 30, 1997

    On April 22, 1997, the Company purchased a 100% interest in Imtek Corporation for 4,375,000 shares of the Company's common stock (see Note B). Imtek Corporation was incorporated on April 1, 1997.

    The balance sheet of Imtek Corporation consisted of:

             Assets

                Inventory                       $353,954
                Trade notes receivable           356,609
                                                --------
             Stockholders' equity               $710,563
                                                --------
                                                --------

    The following table reflects unaudited pro forma combined results of operations of the Company and the above acquisitions on the basis that the acquisitions had taken place at the beginning of the fiscal period for each of the periods presented:


                                                      1999              1998              1997
                                              ------------      ------------       -----------

Revenues                                       $75,434,443       $25,487,605       $8,958,416
Net (loss) income                              (1,551,621)           676,781           40,856
Net (loss) income per common share:
   Basic                                             (.22)               .09              .01
   Diluted                                           (.22)               .09              .01

Shares used in computation
   Basic                                         7,532,361         7,532,361        7,532,361
   Diluted                                       7,532,361         7,540,117        7,532,361

  In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the fiscal years or of future operations of the combined companies under the ownership and management of the Company.


NOTE F - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                        1999              1998
                                                               -------------        ----------

Office equipment                                                  $1,725,113        $1,329,597
Computer equipment and software                                      331,763            60,355
Furniture and fixtures                                             1,652,682           527,840
Leasehold improvements                                                53,431            27,448
Vehicles                                                              24,188             5,029
                                                                     -------            ------

      Total property and equipment                                 3,787,177         1,950,269

Less accumulated depreciation and amortization                       657,626           111,614
                                                                     -------           -------

      Property and equipment, net                                 $3,129,551        $1,838,655
                                                                  ----------        ----------
                                                                  ----------        ----------



NOTE G - ACCOUNTS PAYABLE - RELATED PARTY

    To finance certain inventory purchases, the Company used the trade credit facilities of CMS and Amerilease, entities owned by certain of the Company's officers. The balance payable at June 30, 1999 and 1998 was $724,598 and $795,205, respectively.

NOTE H - LONG TERM DEBT

         Long-term debt consisted of the following at June 30:

                                                              1999              1998
                                                      ------------  ----------------

Mercantile Bank                                         $2,976,723            $    -
Sirrom Capital Corporation                               6,000,000         3,370,000
Former owner of Thompson Office Products                   609,126           705,099
Former owners of Keystone Digital Imaging, Inc.            130,000                 -
Former owners of American Copy Systems, Inc.               160,000                 -
Mita Leasing                                               605,100                 -
Main Street Bank                                            86,463                 -
Former owners of Corporate Computers                        87,500                 -
Crestar Bank                                                     -            51,475
Regency Bank                                                     -           200,000
Transamerica                                               100,000                 -
Zulka and Cage                                              78,030            66,087
                                                            ------            ------
                                                       $10,832,942        $4,392,661
                                                       -----------        ----------
                                                       -----------        ----------
Less: current maturities                                  (953,820)         (560,055)
                                                       -----------        ----------
                                                         9,879,122         3,832,606
Less: original issue discount                           (2,138,316)         (330,100)
                                                       -----------        ----------
                                                       $ 7,740,806        $3,502,506
                                                       -----------        ----------
                                                       -----------        ----------

    In August 1998, the Company entered into a two-year revolving line-of-credit agreement with Mercantile-Safe Deposit & Trust Company (Mercantile) for a $3,000,000 revolving credit facility to meet short-term working capital needs. Advances under the line are limited to 70% of eligible accounts receivable and leases. The borrowings bear interest at prime plus 1% and provide for a facility fee of 1/2% of the average unused portion of the line. The borrowings are collateralized by a first priority lien on accounts receivable, inventory, equipment and all other assets. The agreement stipulates certain financial covenants. As disclosed in Note T, this facility was replaced subsequent to year end, with a revolving line-of-credit with The Provident Bank, which has a maturity date of July 1, 2002. As a result, the Mercantile note has been classified as non-current.

    On May 29, 1998, the Company entered into a subordinated acquisition line of credit agreement with Sirrom Capital Corporation (Sirrom) for $6,000,000. The Company is using this facility to finance acquisitions and for working capital. This note is collateralized by substantially all of the Company's assets and all outstanding stock of the Company's subsidiaries. Sirrom subordinated its security position to the revolving line-of-credit lender.

    Interest on the balance, due Sirrom at 14% per annum, is payable monthly through May 28, 2003, at which time the entire outstanding principal balance is due. As additional consideration, the Company granted Sirrom warrants for 119,891 shares in 1998 and an additional 449,994 warrants in 1999. Issuance of these warrants is reflected as an original issue discount of $2,131,171 and $335,695 at June 30, 1999 and 1998, respectively, which will be amortized over the term of the loan on a straight-line basis.

    In conjunction with the acquisition of Thompson, the Company issued its unsecured note payable to a former owner of Thompson. The note has an unpaid balance of $424,333 and $705,099 at June 30, 1999 and 1998, respectively. The note required a balloon payment of $160,000 on July 1, 1998 with monthly payments thereafter of $13,333, including interest at 8%, through June 2002.

    On July 1, 1998 the Company entered into a Severance Agreement and
    General Release with Andrew J. Walter, a former shareholder of Thompson. Under the agreement the Company agreed to purchase 150,000 shares of the Company's common stock from Mr. Walter at a price of $5 per share upon the effective date of a registration statement relating to a public offering by the Company of its common stock or December 31, 1999, whichever is earlier, and agreed to provide Mr. Walter with registration rights in connection with shares of common stock of the Company which are not to be purchased by the Company pursuant to the Severance Agreement and General Release and certain other consideration. At June 30, 1999, the Company has recorded a note payable in the amount of $184,794 which represents the difference between the fair value of the stock at the date of the note and the agreed upon price of $5 per share.

    On July 22, 1998, in connection with the acquisition of KDI, the Company issued a $130,000 unsecured, non-interest leasing note payable maturing July 22, 1999.

    In connection with the Company's acquisition of American Copy Systems, Inc., the Company issued a $160,000 unsecured, non-interest bearing note payable which matures November 1999.

    On April 15, 1999, the Company assumed three unsecured notes payable to Mita Copystar America, Inc., formerly with AMI having an aggregate outstanding balance of $605,100 as of June 30, 1999. The notes bear interest ranging from 0% to 15% and have maturities ranging from September 15, 1999 to March 15, 2003.

    On August 14, 1998, the Company issued a note payable to Main Street Bank for $110,000. The note requires monthly payments of $3,460, including interest at 8.25% through October 15, 2001. The note is collateralized by certain production equipment.

    In connection with the acquisition of Corporate Computer, the Company issued an unsecured note to the sellers in the amount of $75,000. The note requires monthly payments of $6,250 plus interest at 8%. The note was fully paid at June 30, 1999.

    Also in connection with the acquisition of Corporate Computer, the Company issued a $12,500 8% convertible note payable to the seller. The note's principal is due on April 16, 2004. The note is convertible through April 16, 2004 into 12,500 shares of common stock on or after the date on which the Company has satisfied all of its filing requirements under the Securities Act of 1934.

    The Company had a collateralized note payable outstanding to Crestar Bank. The note called for monthly installments of $922 including principal and interest at 8.56%, through February 15, 2002. The note was repaid during 1999.

    The Company had a $350,000 revolving line-of-credit with Regency Bank, bearing interest at prime plus 3/4% payable monthly. The line was collateralized by all accounts receivable, chattel paper, certain inventory and general intangibles and was guaranteed by all subsidiaries. This line was repaid in 1999.

    The Company issued a $100,000 note payable to Transamerica Distribution Finance for the purchase of equipment. The note, which is secured by the equipment purchased is due in full on December 21, 1999 and bears interest at 1.5% per month.

    The Company has unsecured working capital notes payable to two individuals which have an aggregate outstanding balance of $88,530 and $66,087 at June 30, 1999 and 1998, respectively. The notes, which are due on August 1, 2001, require monthly payments ranging from $744 to $850 plus interest ranging from 10% to 12%.

    Scheduled maturities of notes payable for the next five years are as follows:

            2000                 $ 876,207
            2001                   364,564
            2002                   330,728
            2003                 9,064,149
            2004                    12,500
                            --------------


                               $10,648,148
                               -----------
                               -----------

NOTE I - OBLIGATION UNDER CAPITAL LEASE

The Company leases furniture and equipment under capital leases expiring at various dates through 2004. The following is a schedule of property leased under these agreements:

                                                                 1999             1998
                                                            ----------       ---------

Printing equipment                                          $1,667,184       $1,240,695
Furniture and fixtures                                         213,135
                                                            ---------
                                                                                   -
                                                             1,880,319        1,240,695
Less accumulated depreciation                                (235,277)         (66,466)
                                                             --------          -------

                                                            $1,645,042       $1,174,229
                                                            ----------       ----------
                                                            ----------       ----------

    Minimum future principal payments under the capital leases as of June 30, 1999 are as follows:

                2000                $195,731
                2001                 229,970
                2002                 282,046
                2003                 437,553
                2004                 102,288


    Of the total future payments, $1,013,450 are due to Amerilease, an entity owned by certain of the Company's officers.

NOTE J - PUT WARRANT OBLIGATION

    Under an agreement dated May 29, 1998, the warrant holder (Sirrom) was granted the right to purchase 119,891 shares (Base Number) of the Company's common stock. The agreement provided that the base number of warrants increased to 569,885 shares as a result of the Company not completing a secondary public offering by May 29, 1999. Under the terms of the note, the Company is obligated to issue additional warrants to Sirrom equal to 0.5% of the outstanding warrants issued for each year the note remains unpaid beyond May 29, 2001.

    The warrants may be exercised at any time until July 31, 2003 at $.01 per share.

    A Put Option on the warrants grants the holder the right to require the Company to redeem the warrants for a period of 60 days immediately prior to their expiration for the fair value of the shares of common stock represented by the warrants. As a result of this Put Option, this liability, which will be adjusted to reflect changes in the fair value of the underlying stock, has been classified as a long-term obligation of $2,251,062 and $335,695 as of June 30, 1999 and 1998, respectively.


NOTE K - COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company conducts its operations in leased facilities. Rent under operating leases which expire at various dates through 2006 and require monthly rent payments ranging from $750 to $13,917.

    In June 1997, the Company entered into a lease agreement for three high volume Xerox copiers from a related party. These copiers are rented on a month-to-month basis with a thirty-day notification period required to terminate the lease. Monthly lease payments are computed based upon $.01 per copy.

    The following is a schedule by year of base real estate rentals payable on operating leases that have initial or remaining lease terms in excess of one year as of June 30, 1999.

                      YEAR           AMOUNT

                  2000               $725,752
                  2001                692,801
                  2002                643,695
                  2003                623,051
                  2004                422,229
                  Thereafter          271,211

    Total rent expense for the year ended June 30, 1999, nine months ended June 30, 1998, and year ended September 30, 1997 was $884,155, $271,910, and
    $7,674 respectively.

    FINANCIAL ADVISOR AGREEMENT

    During 1998, the Company entered into a one year agreement with Ferris Baker Watts (FBW) to provide financial advisory services to the Company. Under terms of this agreement, the Company issued FBW 250,000 warrants to purchase the Company's common stock for $5 per share. The warrants were valued at $397,500, expire May 2003 and are exercisable at the earlier of (1) March
    2, 2000, (2) one year after a public offering, or (3) upon a change of control transaction.

    In the event of a public offering, the Company agreed to grant FBW the option to purchase an additional 15% of the Company's offered Common Stock up to 30 days subsequent to the public offering at a price which approximates 93% of the gross price.

    LITIGATION

    The Company was involved in litigation which alleged copyright infringement and breach of contract claiming damages of $500,000. In November 1998, a settlement was reached whereby the Company paid $60,000 in December 1998, and is required to make semiannual installments totaling $82,500 through December 2000.

    On April 16, 1999, the Kansas Securities Commissioner issued a cease and desist order against Imtek Funding Corporation d/b/a Beneficial Assistance, finding that the Company's viatical settlement contracts are securities within the meaning of the Kansas Securities Act. In response, the Company has ceased all offers and sales of all viatical settlement contracts within the State of Kansas. The Company believes that the determination made by the Securities Commissioner is incorrect and plans to request a hearing to contest the determination. The Company has sold approximately 8 viatical settlement contracts to Kansas residents, aggregating approximately $203,000. If the Company is unsuccessful in contesting the cease and desist order, the Company will be precluded from offering and selling viatical settlement contracts in the State of Kansas unless it complies with all applicable provisions of the Kansas Securities Act and the regulations promulgated thereunder. Additionally, purchasers of the Company's viatical settlement contracts who were sold viatical settlement contracts in violation of applicable Kansas law may become entitled to rescind their purchases and receive a refund of the purchase price plus interest at the statutory rate from the date of sale. The Company has received verbal commitments from 7 of the 8 purchasers who have expressed their interest not to have the contract rescinded.

    Presently, the states of Virginia, Iowa, and Colorado are conducting investigations into whether viatical settlement contracts sold by the Registrant, as well as others, constitute securities which require registration under applicable state law. The Virginia Securities Division has informed the Registrant that it intends to institute an enforcement proceeding against the Company. Should such an enforcement proceeding be instituted, the Registrant presently expects to vigorously defend its position. Management cannot predict the outcome of such proceedings. An unfavorable outcome in such proceedings could have a material adverse effect on the Registrant, its business and financial condition.

    The Company is a party to other legal proceedings which are in the ordinary course of business, and management does not believe that a negative outcome of these other matters would have a material adverse effect on the Registrant or its business or financial condition.

    PREMIUM LIABILITY

    The Company, in conjunction with its purchase of Thompson, acquired existing viaticated life insurance contracts for which the Company has premium payment risk should the insured out live the estimated life expectancy. As of June 30, 1999, the Company has recorded approximately $126,000 to reserve against these premium losses. For policies entered into after October 1, 1997, the Company has no liability for future premiums and has no intention of funding future premiums.

    STOCK REPURCHASE AGREEMENT

    On July 1, 1998, the Company entered into a Severance Agreement and General Release with Andrew J. Walter, a former shareholder of Thompson under which Mr. Walter terminated his employment and resigned from all positions with the Registrant and its subsidiaries and provided the Registrant and its subsidiaries with a general release. Under the agreement, the Company agreed to purchase 150,000 shares of the Company's common stock from Mr. Walter at a price of $5 per share upon the effective date of a registration statement relating to a public offering by the Company of its common stock or December 31, 1999, whichever is earlier, and agreed to provide Mr. Walter with registration rights in connection with shares of common stock of the Company which are not to be purchased by the Company pursuant to the Severance Agreement and General Release and certain other consideration.


NOTE L - STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    In January 1998, the Company offered up to $7,500,000 of non-voting, Convertible Series A Preferred Stock. Proceeds from the issuance were used primarily to fund acquisitions. Through June 30, 1998, the Company terminated the offering after having sold 6,740 shares for $626,820, net of issuance costs. In fiscal 1999, an additional 1,584 shares were sold for $151,590, net of issuance costs.

    The preferred shares carry a dividend rate of 9.0% payable annually beginning October 1, 2001. In the event of a conversion of the shares into common stock, any accrued and unpaid dividends will be waived. At June 30, 1999 the aggregate amount of cumulative dividends in arrears was $76,407, or $9.18 per share.

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

    STOCK OPTION PLAN

    On August 23, 1998, the Board of Directors adopted the Company's 1999 Stock Option Plan. All present and future employees of the Company are eligible to receive incentive awards under the Plan. Non-employee directors and consultants or other independent contractors are also eligible. The Plan authorizes the reservation of 25,000,000 shares of common stock for issuance pursuant to incentive awards. No more than 1,000,000 shares may be awarded to an employee in any year. An independent committee administers the Plan.

    Options to purchase shares of common stock granted under the Plan may be incentive stock options or nonstatutory options. The option price covered by an incentive stock option may not be less than 100% (or, in the case of an incentive stock option granted to a 10% stockholder, 110%) of the fair market value of the common stock on the date of the grant. In addition, no more than $100,000 of incentive stock options, based on the exercise price, may be initially exercisable in any calendar year under the Plan. The exercise price of a non-statutory option may not be less than 100% of the fair market value of the stock on the date of grant. There are no options presently outstanding under the plan.


NOTE M - RELATED PARTY TRANSACTIONS

    During 1998, the Company entered into a capital lease for equipment with a value of $1,240,695 from Amerilease, an affiliate. In 1999, furniture and equipment with a value of $639,624 was leased from Amerilease.

    From October 1, 1997 through December 31, 1997, the Company paid $150,000 in management fees to Beneficial Assistance, Inc., an entity owned by officers of the Company.

    Through October 1, 1997, the Company had a servicing agreement with CMS, an entity owned by certain of the Company's officers. CMS performed certain maintenance, repair, marketing and administrative tasks for the Company. Payments for the year ended September 30, 1997 to CMS were approximately $977,000.

    During fiscal 1997, the Company also engaged in trade credit facility transactions with Amerilease, a company owned by certain of the Company's officers. The total compensation to Amerilease for the year ended September 30, 1997 was approximately $107,000.


NOTE N - DEPENDENCE ON MAJOR VENDORS

    For the year ended June 30, 1999 approximately $40,388,000 or 75% of the viaticated insurance policies purchased by the Company were purchased from one broker.

    During 1997 the Company purchased copiers, facsimile machines and other office equipment primarily from one manufacturer. The cost of the equipment purchased from this manufacturer was approximately $744,000. During 1999 and 1998 there was no vendor or manufacturer which represented more than 10% of purchases.

NOTE O - CONCENTRATIONS OF CREDIT RISK

    The Company maintains its cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures deposits at each institution up to $100,000. Balances in excess of this amount are $92,033 for the year ended June 30, 1999. The company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE P - EARNINGS PER COMMON SHARE

  The following table reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations.


                                                                   1999                                       1998          1997
                                  -------------------------------------      --------------------------------------   ----------
                                (Loss)
                                income                                         Income
                                  from                                           from
                            continuing    Discontinued                     continuing    Discontinued
                            Operations   operations       Net loss         operations   operations       Net income   Net income
   Basic EPS
     Consolidated           $(382,964)    $(1,223,342)     $(1,606,306)      $713,734    $(110,666)       $603,068      $58,367
       income (loss)
     Less deemed
       dividend on
       preferred stock         71,352            -              71,352          5,055          -             5,055        -
                            ---------     -----------      -----------       --------    ---------        --------      -------

     Income (loss)
       available to
       common
       stockholders         $(454,316)    $(1,223,342)     $(1,677,658)      $708,679    $(110,606)       $598,013      $58,367
                            ---------     -----------      -----------       --------    ---------        --------      -------
                            ---------     -----------      -----------       --------    ---------        --------      -------

   Weighted average
     number of common
     shares
     outstanding             7,532,361       7,532,361        7,532,361     7,412,033     7,412,033      7,412,033    2,253,525
                            ----------     -----------      -----------      --------     ---------      ---------    ---------
                            ----------     -----------      -----------      --------     ---------      ---------    ---------

   Basic EPS                   $(0.06)         $(0.16)          $(0.22)         $0.10        $(0.02)          $.08         $.03
                               ------          ------           ------          -----        ------           ----         ----
                               ------          ------           ------          -----        ------           ----         ----

   Diluted EPS
     Consolidated
       income (loss)        $(382,964)    $(1,223,342)     $(1,606,306)      $713,734     $(110,666)      $603,068      $58,367
     Less deemed dividend
       on preferred stock      71,352            -              71,352             -               -            -             -
                            ---------     -----------      -----------       --------    ---------        --------      -------

     Income (loss)
       available to
       common
       stockholders         $(454,316)    $(1,677,658)     $(1,677,658)      $713,734     $(110,666)      $603,068      $58,367
                            ---------     -----------      -----------       --------     ---------       --------      -------
                            ---------     -----------      -----------       --------     ---------       --------      -------



   Weighted average
     number of common
     shares
     outstanding            7,532,361       7,532,361        7,532,361     7,412,033      7,412,033      7,412,033    2,253,425
   Effect of dilutive
     securities:
     Stock options
       and warrants               -               -                -          10,782         10,782         10,782          -
     Convertible
       notes payable              -               -                -               -             -            -             -
     Preferred stock              -               -                -           7,755          7,755          7,755          -
                            ---------     -----------      -----------       --------     ---------       --------      -------


   Adjusted weighted
     average number
     of common shares
     outstanding             7,532,361       7,532,361        7,532,361     7,430,570       7,430,570    7,430,570    2,253,425
                             ---------     -----------      -----------     ---------       ---------   ----------    ---------
                             ---------     -----------      -----------     ---------       ---------   ----------    ---------


   Diluted EPS                 $(0.06)         $(0.16)          $(0.22)         $0.10         $(0.02)         $.08         $.03
                            ---------     -----------      -----------       --------     ---------       --------      -------
                            ---------     -----------      -----------       --------     ---------       --------      -------

    During 1999, warrants for 819,885 shares, 8,324 shares of preferred stock, and a convertible note for 12,500 shares have been excluded, as they are anti-dilutive. In 1998, warrants for 250,000 shares of common stock have been excluded, as they are anti-dilutive.

NOTE Q - INCOME TAXES

    The Company deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    The Company's provision for income taxes attributable to continuing operations is comprised as follows:

                                                          1999          1998          1997
                                                    ----------      --------       --------

         Currently payable                            $ 380,515      $ 414,314     $  20,600
         Benefit of operating loss carryback           (259,296)          --            --
         Deferred                                       191,401         52,996          --
                                                      ---------      ---------     -------

                                                      $ 312,620      $ 467,310     $20,600
                                                      ---------      ---------     -------
                                                      ---------      ---------     -------

    The Company's provision for income taxes attributable to continuing operations differs from the anticipated Federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                          1999           1998         1997

         Taxes at Federal statutory rate             $ (23,917)     $ 401,555     $  26,849
         Benefit of operating loss carryovers         (259,296)          --         (11,845)
         State income taxes                            300,969         65,755         5,596
         Valuation allowance                           313,551           --            --
         Other                                         (18,687)          --            --
                                                     ---------      ---------       -------
                                                     $ 312,620      $ 467,310       $20,600
                                                     ---------      ---------       -------
                                                     ---------      ---------       -------

    Deferred taxes at June 30 are comprised as follows:

                                                                                 1999           1998
                                                                            ---------      ---------
            Current

               Operating loss carryforwards                                 $ 263,849      $  56,948
               Phase-out loss on commercial printing and duplicating
                  services segment                                            185,055           --
               Deferred expense on stock warrants                              25,176           --

                Allowance for collectible receivables                          39,808           --
                                                                            ---------      ---------

                    Current deferred tax asset                                488,712         82,124

            Non-current
               Depreciation and amortization                                 (108,929)       (65,490)
               Operating loss carryforwards                                   465,622           --
                                                                            ---------      ---------

                    Non-current deferred tax asset(liability)                 356,693        (65,490)
                                                                            ---------      ---------

               Total deferred tax asset before valuation allowances           845,405         16,634

               Valuation allowances                                          (408,675)          --
                                                                            ---------      ---------


               Net deferred tax asset                                       $ 436,730      $  16,634
                                                                            ---------      ---------
                                                                            ---------      ---------


    In 1999, the Company generated a net operating loss of approximately $1,300,000 for tax purposes, of which approximately $671,000 will be carried back in prior years resulting in a refund of approximately $259,000. The remaining tax losses of approximately $629,000 are available to offset future taxable earnings and expire on June 30, 2019.

NOTE R - INDUSTRY SEGMENTS

    The Company currently operates in three segments: Office Solutions, Merchant Banking and Specialty Finance. Prior to its discontinuance in 1999, the Company also operated in the Commercial Printing and Duplicating Services segment. Office Solutions includes the sale of business equipment and the service thereof. Merchant Banking is comprised principally of the processing of viatical settlements. Specialty Finance consists principally of brokering, financing and leasing arrangements of office equipment and copiers. Corporate costs are allocated to each segment's operations monthly and are included in the measure of each segment's profit or loss. Corporate and other includes unallocated corporate costs.

    Information by industry segment is as follows:

                                                  1999               1998             1997
                                           ------------      ------------      ------------

REVENUES FROM EXTERNAL CUSTOMERS
   Office Solutions                        $ 20,879,845      $  3,615,750      $  2,094,972
   Merchant Banking                          53,962,341        21,088,242              --
   Specialty Finance                             78,017              --                --
                                           ------------      ------------      ------------

                                           $ 74,920,203      $ 24,703,992      $  2,094,972
                                           ------------      ------------      ------------
                                           ------------      ------------      ------------

INTEREST EXPENSE
   Office Solutions                        $  1,192,606      $    121,989      $       --
   Merchant banking                              44,146              --                --
                                           ------------      ------------      ------------

                                           $  1,236,752      $    121,989      $       --
                                           ------------      ------------      ------------
                                           ------------      ------------      ------------

INTEREST INCOME
   Office Solutions                        $      2,942      $       --        $      6,534
                                           ------------      ------------      ------------
                                           ------------      ------------      ------------

INCOME TAX (BENEFIT) EXPENSE
   Office Solutions                        $  1,358,394)     $   (204,278)     $     20,600
   Merchant Banking                           1,646,128           671,588              --
   Specialty Finance                             24,886              --                --


                                           $    312,620      $    467,310      $     20,600
                                           ------------      ------------      ------------
                                           ------------      ------------      ------------

DEPRECIATION AND AMORTIZATION
   Office Solutions                        $    909,450      $    141,689      $      3,925
   Merchant Banking                             175,642            46,396              --
   Specialty Finance                               --                --                --
                                           ------------      ------------      ------------

                                           $  1,085,092      $    188,085      $      3,925
                                           ------------      ------------      ------------
                                           ------------      ------------      ------------
SEGMENT NET PROFIT (LOSS) BEFORE TAXES
   Office Solutions                        $ (4,336,386)     $   (556,129)     $     78,967
   Merchant Banking                           4,201,604         1,737,173              --
   Specialty Finance                             64,438              --                --
                                           ------------      ------------      ------------

                                           $    (70,344)     $  1,181,044      $     78,967
                                           ------------      ------------      ------------
                                           ------------      ------------      ------------



                                             1999            1998            1997
                                      -----------     -----------     -----------
SEGMENT ASSETS
   Office Solutions                   $16,516,288     $ 7,301,749     $ 1,007,339
   Merchant Banking                     3,653,054       8,423,800            --
   Specialty Finance                       32,203            --              --
                                      -----------     -----------     -----------

        Total reportable segments      20,201,545      15,725,549       1,007,339
   Discontinued operations                370,984         560,584            --
                                      -----------     -----------     -----------

                                      $20,572,529     $16,286,133     $ 1,007,339
                                      -----------     -----------     -----------
                                      -----------     -----------     -----------

EXPENDITURES FOR SEGMENT ASSETS
   Office Solutions                   $ 4,866,758     $ 1,112,310     $    35,740
   Merchant Banking                       280,455         241,707            --
   Specialty Finance
                                             --              --              --
                                      -----------     -----------     -----------
                                      $ 5,147,213     $ 1,354,017     $    35,740
                                      -----------     -----------     -----------
                                      -----------     -----------     -----------


NOTE S - RETIREMENT PLAN

         The Company sponsors a defined contribution 401(k) Profit Sharing Plan covering all full time employees who have been employed for six months. The Plan is noncontributory by the Company and allows participants to contribute a portion of their annual salary up to limitations established by ERISA.


NOTE T - SUBSEQUENT EVENTS

    Only July 1, 1999, the Company entered into a $10,000,000 revolving line-of-credit agreement with The Provident Bank. The proceeds of the line were used to replace the existing line of credit with Mercantile Bank and for working capital. The line-of-credit expires on July 1, 2002. Borrowings accrue interest at 1% above the bank's prime on the greater of the unpaid principal balance of the note or $5,000,000. The line specifies certain covenants and requirements to maintain specified ratios and net worth. The line is collateralized by substantially all assets of the Company.

    On August 16, 1999, the Company entered into a Severance Agreement and General Release with Michael Lowe, a former director and officer of the Company under which Mr. Lowe terminated his employment and resigned from all positions with the Company and provided a General Release. Under the agreement, in addition to other covenants and commitments, the Company agreed to a severance payment of $164,000, payable in equal monthly installments for a period of 12 months, less standard withholdings required by law. Additionally, the Company agreed to issue to Mr. Lowe stock options to purchase 10,000 shares of the common stock of the Registrant, at a price of $1.00 per share, which will vest in four equal quarterly installments beginning of the sixth month anniversary of the Agreement. Finally, the Agreement contains a limited non-compete provisions for a period of one year from the date of the Agreement.


FINANCIAL STATEMENT SCHEDULES

                                                       Additions
                           Balance at          Charged to        Charged                        Balance
                           Beginning           Costs and         To Other                        at end
Description                Of Period            Expenses         Accounts       Deductions      of Period

Year Ended June 30, 1999

Allowance for Doubtful
Receivables                  $  -0-            $103,075        $  -0-           $  -0-          $103,075
                             ------            --------        ------           ------           --------
                             ------            --------        ------           ------           --------

Valuation allowances on
deferred tax assets          $  -0-            $408,675        $  -0-           $  -0-          $408,675
                             ------            --------        ------           ------           --------
                             ------            --------        ------           ------           --------

Nine Month Period Ended
June 30, 1998

Allowance for Doubtful
Receivables                  $4,000            $    -0-        $  -0-           $4,000          $    -0-
                             ------            --------        ------           ------           --------
                             ------            --------        ------           ------           --------
Year Ended
September 30, 1997


Allowance for
Doubtful Receivables         $  -0-            $  4,000        $  -0-           $  -0-          $  4,000
                             ------            --------        ------           ------           --------
                             ------            --------        ------           ------           --------


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors, executive officers and key management employees of the Registrant as of October 29, 1999 are:

NAME                                AGE                                 POSITION

Edwin C. Hirsch                     51                        Chairman of the Board,
                                                              Chief Executive Officer

Robert W. Hoover                    53                        Director, President

Brad C. Thompson                    43                        Director,Chief Financial
                                                              Officer, Treasurer and
Assistant Secretary

Robert J. Brown                     53                        Senior Vice President
                                                              Secretary

Richard H. Guilford                 71                        Director, Executive Vice
President

Peter B. Lilly                      51                        Director

Bruce A. Edge                       47                        Director

         Edwin C. Hirsch has been the Registrant's Chief Executive Officer and Chairman of the Board of Directors since April 22, 1997. Mr. Hirsch served as President of the Registrant from April 22, 1997 to June 1998. From August 1995 through October 1997, Mr. Hirsch was the President of CMS Inc. From 1990 through 1996 Mr. Hirsch served as the President of Reptech, Inc., a US-China joint-venture entity in connection with the sale and production of high energy magnets. Mr. Hirsch currently serves on the Board of Directors of Reptech, Inc. From 1984 through 1989, Mr. Hirsch was a principal in Commonwealth Financial Associates, Inc., a merchant banking company. Mr. Hirsch holds a B.S. in Engineering from the US Military Academy at West Point. After completing his military obligation, Mr. Hirsch began his professional career in sales with IBM and Commercial Credit Company.

         Robert W. Hoover has been the Registrant's President since June 1998 and has been a Director of the Registrant since November 18, 1997. Prior to that time Mr. Hoover was the Executive Vice President of the Registrant since joining the Registrant November 18, 1997. From 1995 through September 30, 1997, Mr. Hoover was the President of Beneficial Assistance, Inc., an entity acquired by the Registrant in October 1997. The business of Beneficial Assistance, Inc. is currently conducted by Imtek Funding, a wholly-owned indirect subsidiary of the Registrant. From 1984 through 1994, Mr. Hoover was a principal with Commonwealth Financial Associates. From 1977 through 1983, Mr. Hoover was employed by Commercial Credit Company holding several senior management positions.
Mr. Hoover holds a B.A. from Loyola College in Baltimore.

         Brad C. Thompson CPA has been the Registrant's Chief Financial Officer and Director since November 18, 1997. From January 1997 until September 30, 1997, Mr. Thompson served as Vice President of Beneficial Assistance, Inc., an entity acquired by the Registrant in October 1997. From 1993 through October 1997, Mr. Thompson was a director and shareholder in the public accounting firm of Schiller, Holinsky & Gardyn, PA. From 1980 through 1993, Mr. Thompson was a senior manager with Grant Thornton LLP. Prior to that Mr. Thompson was employed by a local Baltimore accounting firm. Mr. Thompson is a 1978 graduate of Loyola College in Baltimore.

         Robert J. Brown has served as a Senior Vice President and Secretary since April 1997. Mr. Brown served as director of the Registrant from April 1997 through September 11, 1998. Prior to joining the Registrant, Mr. Brown owned and managed several equipment leasing and financial services companies including American Banking Services, Inc. which managed equipment and lease portfolios for the RTC and several banks. From 1967 through 1982, Mr. Brown was employed by Commercial Credit Company where he held a variety of credit and marketing management positions. Mr. Brown is a graduate of the University of Baltimore.

         Richard H. Guilford was elected as a director of the Registrant on September 11, 1998. Additionally, he was appointed to the position of Executive Vice President, effective August 31, 1999. Mr. Guilford currently serves as the Chairman of the Board of Corporate & Financial Management, Ltd., a Richmond, Virginia professional services Firm; Market-Pro, Inc. an Atlanta Georgia based employment placement firm; and the Star Group Ltd., an environmental engineering firm. Mr. Guilford is also a member of the board of directors of Environmentics, Inc. Previously he founded an environmental engineering firm, HazWaste Industries, Inc., an INC. 500 Company, and served as its Chairman, President and Treasurer until the company was sold in 1995. Prior to HazWaste Industries, Inc., Mr. Guilford served in a variety of senior management level positions of several financial services companies, including President & COO of Fidelity Corporation, a NYSE multinational financial services holding company. Mr. Guilford attended the University of Richmond and completed the Executive Program from the Darden Graduate School of Business, University of Virginia.

         Peter B. Lilly, was elected a director of the Registrant on September 11, 1998. Mr. Lilly currently serves as a director for Peabody Holding Company, Inc., the National Coal Association and the National Mining Association. From 1991 through 1998, Mr. Lilly served as the President and Chief Operating Officer of Peabody Holding Company, Inc. From 1980 through 1991, Mr. Lilly served as a Senior Vice President of the Kerr-McGee Corporation and was the President of Kerr-McGee Coal Corporation. Mr. Lilly received a B.S. in Engineering from the US Military Academy, an MBA in Industrial Marketing and Operations Management from Harvard University and graduated from the Kellogg School at Northwestern University.

         Bruce A. Edge was appointed as an interim director of the Registrant on October 13, 1999 by the board of directors to fill the vacancy created by the resignation of Michael Lowe. Mr. Edge was elected by the stockholders of the Registrant at its annual meeting held on October 27, 1999. Mr. Edge currently serves as Chief Executive Officer and Chairman of Rite Off, Inc. which is engaged in the production of packaged aerosol goods, a position he has held since January. In 1994, Mr. Edge co-found Apex Specialty Materials, Inc. ("ASM"), where he served as Chairman of the Board, co-CEO, and CFO, and had strategic and financial responsibility for the company until January, 1999 when he joined Rite Off, Inc. Prior to joining ASM, Mr. Edge was with Hercules, Inc. where he worked in the areas of specialty chemicals and plastics. Mr. Edge holds a Bachelor of Science degree in accounting from Delaware State University.

         All directors hold office until the next annual meeting of the shareholders of the Registrant and until their successors are elected and qualified. Officers hold office until the first meeting of the directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

         The Registrant has not awarded or paid bonuses or other non-cash compensation to its executives since the effective commencement of operations.

                                           1999           1998 (1)     1997(2)
NAME AND PRINCIPAL POSITION
Edwin C. Hirsch
  Chief Executive Officer               179,250           61,167        0 (3)

Robert W. Hoover
  Executive Vice President              179,000           60,333        0 (4)

Brad C. Thompson
  Chief Financial Officer               154,800           57,317        0 (5)

Robert J. Brown
  Senior Vice President                 126,300           54,817        0 (6)

Richard H. Guilford
  Chief Operating Officer                71,500           0             0 (7)

Michael L. Lowe
  Chief Operating Officer               171,000           60,333        0 (8)
 (resigned August 16, 1999)

         (1) Salaries stated for fiscal year 1998 represent amounts actually earned during such nine-month period. Prior to January 1, 1998, none of the persons listed were compensated for their services. From January 1, 1998 through May 31, 1998, the annual salary for each executive listed and employed was $100,000 per year.

         (2) As previously reported, the Registrant conducted no operations prior to April 1997. The officers of the Registrant received no compensation for their services to the Registrant prior to January 1998.

         (3) During the 1997 fiscal year, Mr. Hirsch served as the Company's Chief Executive Officer and Chairman. During such time, Mr. Hirsch received no compensation.

         (4) Robert W. Hoover was not employed by the Registrant during the 1997 fiscal year.

         (5) Mr. Thompson was not employed by the Registrant during the 1997 fiscal year.

         (6) Mr. Brown served as a Senior Vice President and Secretary of the Registrant since April 1997, but received no salary for his services during the 1997 fiscal year.

         (7) Mr. Guilford was not employed by the Registrant during the 1997 or 1998 fiscal year.

         (8) Mr. Lowe served as Chief Operating Officer of the Registrant from April 1997 until August 1999, at which time he resigned from the Registrant, but received no salary for his services during the 1997 fiscal year.

         The Registrant has not adopted a policy for compensating its directors. The Registrant's Board of Directors has not elected committees. It is anticipated that the Board will establish, at a minimum, an audit committee and a compensation committee. The Registrant did not compensate any Director in connection with service on the Board. The Registrant compensated its directors who are also officers as noted above, in their capacity as officers of the Registrant.

         As previously reported, on July 1, 1998 the Registrant and its subsidiaries entered into a Severance Agreement and General Release with Andrew
J. Walter, under which Mr. Walter terminated his employment and resigned from all positions with the Registrant and its subsidiaries and provided the Registrant and its subsidiaries with a general release. Under the agreement, the Registrant made a cash payment of $160,000 to Mr. Walter, less standard withholdings required by law, and made a commitment to pay Mr. Walter $160,000 a year for the four year period following July 1, 1998 on a bi-weekly basis in accordance with its regular payroll policies and practices. In addition, the Registrant agreed to purchase 150,000 shares of common stock of the Registrant from Mr. Walter at a price of $5 per share upon the effective date of a registration statement relating to a public offering by the Registrant of its common stock or December 31, 1999, whichever is earlier, and agreed to provide Mr. Walter with registration rights in connection with shares of common stock of the Registrant which are not to be purchased by the Registrant pursuant to the Severance Agreement and General Release and certain other consideration.

         On August 16, 1999, the Registrant and its subsidiaries entered into a Severance Agreement and General Release with Michael L. Lowe, under which Mr. Lowe terminated his employment and resigned from all positions with the Registrant and its subsidiaries and provided the Registrant with a General Release. Under the agreement, in addition to other covenants and commitments, the Registrant agreed to a severance payment of $164,000, payable in equal monthly installments for a period of 12 months, less standard withholdings required by law. Additionally, the Registrant agreed to issue to Mr. Lowe stock options to purchase 10,000 shares of the common stock of the Registrant, at a price of $1.00 per share, which vest in four equal quarterly installments beginning on the sixth month anniversary of the Agreement. The agreement also contains a limited non-compete provision for a period of one year from the date of the Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of October 14, 1999, there were 7,532,361 shares of Common Stock outstanding and and 8370 shares of non-voting preferred stock, par value $.01 per share (the "Preferred Stock"), outstanding. The following table and footnotes thereto set forth certain information about the Common Stock of the Company beneficially owned as of October 14, 1999, by (i) each of the executive officers identified in the Summary Compensation Table (the "Named Executive Officers") and each director of the Company; (ii) the directors and executive officers as a group; and (iv) each other person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding equity securities. None of the persons or entities named below beneficially own any Preferred Stock. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to securities beneficially owned.

                                                                        Percent
                                                       Number of         of
Name                                                   Shares           Class


Robert J. Brown, V.P., Director                    1,386,844  (9)             18.41
1210 Lorene Drive
Pasadena, MD 21122

Edwin C. Hirsch, CEO, Director
704 Severnside Avenue
Serverna Park, MD 21146                            2,273,590  (10)            30.18

Brad C. Thompson, CFO, Director
8348 Fairwood Court
Pasadena, MD 21122                                   425,500  (11)             5.65

Robert W. Hoover, EVP, Director
2593 Lawnside Road
Timonium, MD 21093                                   680,000  (12)             9.01

Richard H. Guilford, Director                                   0                 0

Peter B. Lilly, Director                             320,500  (13)             4.25

Bruce A. Edge, Director                                         0                 0

All Directors and Executive Officers as a
Group (6 Persons)                                  4,826,307                  64.07

Other Beneficial Owners of More Than 5% of
Common Stock

Bison Financial, LLC                                 742,246                   9.85

Michael L. Lowe                                      709,325 (14)              9.42



9 Includes (i) 1,043,000 shares owned of record by Mr. Brown, (ii) 314,217 shares owned of record by Pamela Brown, Mr. Brown's spouse, and (iii) 29,627 shares which are owned of record by American Trading Services, Inc. and with respect to which Mr. Brown shares voting and investment power with Mr. Hirsch as fifty percent (50%) owner of American Trading Services, Inc.

10 Includes (i) 943,000 shares owned of record by Mr. Hirsch with respect to which Mr. Hirsch has exclusive voting and investment power, (ii) 314,217 shares owned of record by Mr. Hirsch's spouse, Janet M. Eckman, (iii) 742,246 shares which are owned by Bison Financial, LLC of which Mr. Hirsch is sole member, (iv) 244,500 shares owned by

Mescalero, LLC of which Mr. Hirsch is a sole member, and (v) 29,627 shares owned by American Trading Systems, Inc., and with respect to which Mr. Hirsch shares voting and investment power with Mr. Brown, a fifty percent (50%) owner of American Trading Services, Inc.

11 Includes (i) 123,000 shares owned of record by Mr. Thompson, with respect to which Mr. Thompson has exclusive voting and investment power, (ii) 50,000 shares owned of record by Janice F. Thompson, Mr. Thompson's spouse, (iii) 10,000 shares owned of record by Eric F. Thompson, Mr. Thompson's son, (iv) 10,000 shares owned of record by Mary E. Thompson, Mr. Thompson's daughter, (v) 230,500 shares owned of record by Toas, LLC, a limited liability company, with respect to which Mr. Thompson shares voting and investment power with Mr. Lowe and Mr. Guilford, as a forty-five percent (45%) member of Taos, LLC, and (vi) 1,000 shares owned by Louis Thompson and 1,000 shares owned by Margaret Thompson, parents of Mr. Brad Thompson.

12 Includes (i) 179,000 shares owned of record by Mr. Hoover, with respect to which Mr. Hoover has exclusive voting and investment power, (ii) 200,000 shares owned of record by Sandra Hoover, Mr. Hoover's wife, (iii) 300,000 shares owned of record by Wilderness, LLC, a limited liability company wholly owned by Mr. Hoover, and (iv) 500 shares owned by Charles Firth and 500 shares owned by Betty Firth, Mr. Hoover's father and mother-in-law, respectively.

13 Includes (i) 90,000 shares owned by JOJ, LLC owned jointly by Mr. Hirsch and Mr. Guilford, and (ii) 230,500 shares owned of record by Taos, LLC, with respect to which Mr. Guilford has a ten percent (10%) voting interest.

14 Includes (i) 463,325 shares owned beneficially and of record by Michael L. Lowe, (ii) 2,750 shares owned of record by Matthew Lowe, Mr. Lowe's son, (iii) 2,750 shares owned of record by Brian Lowe, Mr. Lowe's son, (iv) 10,000 shares owned of record by Karen Lowe, Mr. Lowe's spouse, and (v) 230,500 shares owned of record by Taos, LLC, a limited liability company with respect to which Mr. Lowe shares voting and investment power with Mr.
Thompson and Mr. Guilford, as a forty-five percent (45%) member.


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

         During the nine month period ended June 30, 1998, the Registrant purchased certain equipment for resale through Amerilease, Inc. ("AI"), an entity owned equally by Messrs. Hirsch and Brown. Equipment purchased under this arrangement amounted to approximately $366,000. The Registrant owed AI approximately $284,000 under this arrangement at June 30, 1998.

         The Registrant also leases certain equipment from AI. The equipment involved in connection with these leases, having an approximate value of $1,880,319 at June 30, 1999, has been accounted for as capital leases on the Registrant's financial statements. Under the terms of these leases, the Registrant paid AI $614,695 during the year ended June 30, 1999. The present value of the net minimum lease payments as of June 30, 1999 was approximately $1,013,450.

         From October 1 through December 31, 1997, the Registrant paid $150,000 in management fees to Beneficial Assistance, Inc., an entity owned by Robert W. Hoover, Brad Thompson (current officers and directors of the Registrant) and Andrew J. Walter, a former officer and director of the Company.

         On July 1, 1998 as previously reported the Registrant and its subsidiaries entered into a Severance Agreement and General Release with Andrew
J. Walter, under which Mr. Walter terminated his employment and resigned from all positions with the Registrant and its subsidiaries and provided the Registrant and its subsidiaries with a General Release. Under the agreement, the Registrant made a cash payment of $160,000 to Mr. Walter, less standard withholdings required by law, and made a commitment to pay Mr. Walter $160,000 a year for the four-year period following July 1, 1998 on a bi-weekly basis in accordance with its regular payroll policies and practices. In addition, the Registrant agreed to purchase 150,000 shares of common stock of the Registrant from Mr. Walter at a price of $5 per share upon the effective date of a registration statement relating to a public offering by the Registrant of its common stock or December 31, 1999, whichever is earlier, and agreed to provide Mr. Walter with registration rights in connection with shares of common stock of the Registrant which are not to be purchased pursuant to the Severance Agreement and General Release and certain other consideration.

         On August 16, 1999, the Registrant and its subsidiaries entered into a Severance Agreement and General Release with Michael L. Lowe, under which Mr. Lowe terminated his employment and resigned from all positions with the Registrant and its subsidiaries and provided a General Release. Under the agreement, in addition to other covenants and commitments, the Registrant agreed to a severance payment of $164,000, payable in equal monthly installments for a period of 12 months, less standard withholdings required by law. Additionally, the Registrant agreed to issue to Mr. Lowe stock options to purchase 10,000 shares of the common stock of the Registrant, at a price of $1.00 per share, which will vest in four equal quarterly installments beginning on the sixth month anniversary of the Agreement. Finally, the

Agreement contains a limited non-compete provision for a period of one year from the date of the Agreement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

         (a)      The following documents are filed as part of this report:

                  (1) List of Financial Statements. The following Consolidated Financial Statements of Imtek Office Solutions, Inc. and Subsidiaries are included in Item 8 on pages 30 through 58 of this report:

                  (i)      Audit Report of Grant Thornton LLP

                  (ii)     Audit Report of Rosenberg Rich Baker Berman & Company

                  (iii) Consolidated Balance Sheets as of June 30, 1999 and
1998.

                  (iv) Consolidated Statements of Operations for the year ended June 30, 1999, the nine month period ended June 30, 1998, and the year ended September 30, 1997

                  (v) Consolidated Statements of Stockholders' Equity for the year ended June 30, 1999,the nine month period ended June 30, 1998, and the year ended September 30, 1997

                  (vi) Consolidated Statements of Cash Flows for the year ended June 30, 1999, the nine month period ended June 30, 1998, and the year ended September 30, 1997

                  (vii) Notes to Consolidated Financial Statements for June 30, 1999, June 30, 1998 and September 30, 1997

                  (2) List of Financial Statement Schedules. Schedule II is included herein on page __. Other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

         (b)      Reports on Form 8-K. NONE.

         (c) Exhibits. A list of Exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such Exhibits, and is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMTEK OFFICE SOLUTIONS, INC.

                                                     By: /s/ Edwin C. Hirsch
                                                        --------------------

Date:  October 15, 1999                     Edwin C. Hirsch,
Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                   TITLE                           DATE

/s/ EDWIN C. HIRSCH                 Chairman
-----------------------
Edwin C. Hirsch                     Principal Executive Officer           11/1/99
                                    and Director


/s/ ROBERT W. HOOVER                President and  Director               11/1/99
-----------------------
Robert W. Hoover


/s/ BRAD C. THOMPSON                Chief Financial Officer               11/1/99
-----------------------
Brad C. Thompson                    (Principal Financial and
                                    Accounting Officer) and Director

/s/ RICHARD H. GUILFORD             Director                              11/1/99
-----------------------
Richard H. Guilford


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         The Registrant is filing this annual report pursuant to Section 15(d) of the Act and has furnished to the Securities and Exchange Commission (the "Commission") for its information at the time of filing of this report, four copies of every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of its security holders with respect to any annual or other meeting of security holders. No annual report to security holders was required to be sent or has been sent to security holders during the period covered by this report or prior to the date this annual report was filed with the Commission.


                                INDEX TO EXHIBITS

Exhibit
No.                        Description
-------                    ---------------------------

2. Plans of Acquisition. Schedules to the following agreements have been omitted. The Registrant will furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.

2.1                        Restated Beneficial Assistance Asset Purchase
                           Agreement dated September 30, 1998 but made effective
                           October 1, 1997, attached as Exhibit 2.1 to the
                           Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

2.2                        Restated Thompson Exchange Agreement dated September
                           30, 1998 but made effective October 30, 1997, attached as Exhibit 2.2 to the Annual Report on Form
                           10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

2.3 Restated Earnout Agreement dated September 30, 1998 but made effective October 30, 1997, attached as
                           Exhibit 2.3 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

2.4                        Holdings Exchange Agreement dated as of November 1,
                           1997 between the Registrant, Office Supply Line
                           Holdings, Inc., Michael L. Lowe and certain other shareholders of Office Supply Line Holdings, Inc., attached as Exhibit 2.4 to the Annual Report on Form
                           10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

2.5                        OSL Inventory Purchase Agreement dated as of November
                           1, 1997 between the Registrant, Office Supply Line,
                           Inc., and Michael L. Lowe, attached as Exhibit 2.5 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

2.6                        Perfect Copy Agreement for Sale of Assets dated June
                           3, 1998 between but made effective June 1, 1998 between Imtek Corporation and Perfect Copy, Inc., attached as Exhibit 2.6 to the Annual Report on Form
                           10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

2.7                        Stock Purchase Agreement and Plan of Merger among the
                           Registrant, Imtek Acquisition Corporation, Barbera
                           Business Systems, Inc. and certain stockholders of Barbera Business Systems, Inc., dated July 22, 1998, attached as Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 13, 1999 and incorporated herein by reference.

3.                         Articles of Incorporation and Bylaws.

3.1 Amended and Restated Certificate of Incorporation adopted by stockholders by unanimous written consent on May 28, 1998, attached as Exhibit 3.1 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

3.2                        Certificate of Designation of Series A Convertible
                           Preferred Stock of Registrant, as filed with the Delaware Secretary of State on March


                           23, 1998, attached as Exhibit 3.2 to the Annual
                           Report on Form 10-K for the transition period ended
                           June 30, 1998 and incorporated herein by reference.

3.3 Amended and Restated Certificate of Incorporation adopted by stockholder by unanimous written consent on June 25, 1999.

3.4 Amended and Restated Bylaws, as amended and restated by the Board of Directors on September 11, 1998, attached as Exhibit 3.3 to the Annual Report on Form
                           10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

4. Instruments defining the rights of security holders, including indentures.

4.1                        Certificate of Designation of Series A Convertible
                           Preferred Stock of Registrant, as filed with the Delaware Secretary of State on March 23, 1998, attached as Exhibit 3.2 to the Annual Report on Form
                           10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

4.2 Loan and Security Agreement relating to the $10,000,000 Revolving Line of Credit provided by The
                           Provident Bank to Imtek Corporation and Barbera
                           Business Systems, Inc. (the "Provident Loan"), attached hereto as Exhibit 10.15 and incorporated herein by reference.

4.3                        Loan Agreement among Registrant, Imtek Corporation,
                           Imtek Services Corporation, Imtek Funding Corporation and Sirrom Capital Corporation dated May 29, 1998, attached hereto as Exhibit 10.9.1 and incorporated herein by reference.

4.4                        Stock Purchase Warrant and Registration Rights
                           Agreement issued by Registrant to Sirrom Capital
                           Corporation dated May 29, 1998,

                           attached hereto as Exhibit 10.9.3 and incorporated herein by reference.

4.5                        Stock Purchase Warrant and Registration Rights
                           Agreement from Imtek Office Solutions to Finova
                           Mezzanine Capital dated July 1999, attached hereto as
                           Exhibit 10.9.6 and incorporated herein by reference.

10.                        Material Contracts.

10.1                       Reserved.

10.2                       Reserved.

10.3                       Reserved.

10.4                       Reserved.

10.5                       Reserved.

10.6.1                     Reserved.

10.6.2                     Lease with The Morris Weinman Company for 111 Water
                           Street expiring November 26, 2000, attached as
                           Exhibit 10.6.2 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.6.3                     Lease with Glenn Dale Business Center, L.L.C. for
                           Glenn Dale Business Center location expiring July
                           2007, attached as Exhibit 10.6.3 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.6.4                     Lease with White Marsh Business Center Limited
                           Partnership expiring November 2001, attached as
                           Exhibit 10.6.4 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.6.5                     Lease with Athens Associates Limited for 2375 W.
                           Broad Street, Suite A, Athens, Georgia location, attached as Exhibit 10.6.5 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.6.6                     Lease with Executive Cove, L.L.C. for 5604 Executive
                           Cove Center expiring December 31, 1999, attached as
                           Exhibit 10.6.6 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.6.7 Lease with E&M Realty Holding Company for the 10th floor of the 8th and Main Building expiring December
                           30, 1998, attached as Exhibit 10.6.7 to the Annual
                           Report on Form 10-K for the transition period ended
                           June 30, 1998 and incorporated herein by reference.

10.6.8 Lease with Pied Ventures, LLC for office space on 1st and 2nd floor of the building located at 20 North 8th
                           Street, Richmond Virginia, attached as Exhibit 10.6.8 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.6.9 Lease with Larry Bielfeldt, Agent for office space known as Suite 3, 1603 Visa Dr., Normal, IL, attached as Exhibit 10.6.9 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.7                       Severance Agreement and General Release between the
                           Registrant and its subsidiaries and Andrew J. Walter dated July 1, 1998, attached as Exhibit 10.7 to the Annual Report on Form 10-K for the transition period ended June 30, 1998 and incorporated herein by reference.

10.8                       Severance Agreement and General Release between the
                           Registrant and its subsidiaries and Michael L. Lowe dated August 16, 1999.

10.9.1                     Loan Agreement among Registrant, Imtek Corporation,
                           Imtek Services Corporation, Imtek Funding Corporation and Sirrom Capital

                           Corporation dated May 29, 1998.

10.9.2                     $6,000,000 Secured Promissory Note.

10.9.3                     Stock  Purchase  Warrant and  Registration  Rights
                           Agreement issued by Registrant  to Sirrom  Capital
                           Corporation  on May 29, 1998.

10.9.4                     Second  Amendment to Loan Agreement and Loan
                           Documents among Registrant,  Imtek  Corporation,
                           Imtek Services  Corporation and Imtek Funding
                           Corporation and Finova Mezzanine  Capital,
                           Inc. dated July 1999.

10.9.5                     $6,000,000 Amended and Restated Secured Promissory
                           Note from Registrant, Imtek Corporation, Imtek
                           Services Corporation, Imtek Funding Corporation,
                           Imtek Acquisition Corporation, Barbera Business
                           Systems and Imtek Capital Corporation to Finova
                           Mezzanine Capital, Inc.

10.9.6                     Stock  Purchase  Warrant and  Registration  Rights
                           Agreement from Registrant to Finova Mezzanine Capital dated July 1999.

10.10.1 Loan and Security Agreement relating to the $10,000,000 Revolving Line of Credit provided by The
                           Provident Bank to Imtek Corporation and Barbera
                           Business Systems, Inc. (the "Provident Loan").

10.10.2                    $10,000,000 Revolving Loan Promissory Note.

10.10.3 Secured Guaranty Agreement entered into between the Registrant and The Provident Bank relating to the Provident Loan.

10.10.4                    Stock  Pledge  Agreement between the Registrant and
                           The Provident Bank pledging stock of Imtek
                           Corporation.

10.10.5                    Stock Pledge Agreement between Imtek Services
                           Corporation and The Provident Bank pledging stock of Imtek Funding Corporation and Imtek Capital
                           Corporation.

10.10.6                    Stock Pledge Agreement between Imtek Acquisition
                           Corporation and The Provident Bank pledging stock of Barbera Business Systems, Inc.

10.11 Cannon License Agreement dated March 12, 1999 between Imtek Corporation, George R. Cannon and
                           Dolores M. Cannon.

10.12 Stock Option Plan adopted by stockholders at the annual meeting of stockholders of the Registrant held on September 11, 1998.

11                         Statement re: Computation of Earnings Per Share.
                           Exhibit 11 is included on page 40 of this Annual
                           Report.

14                         Subsidiaries of the Registrant.

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

14.4                       Imtek Acquisition Corporation, a Maryland corporation.

14.5 Barbera Business Systems, Inc., a Maryland corporation, is 60% owned by the Registrant.

14.6                       Imtek Capital Corporation, a Maryland corporation.

27                         Financial Data Schedule.