Form 10-Q
period 1999-09-30
IMTEK OFFICE SOLUTIONS INC
filed 1999-11-23
CIK 840827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1999

Commission file number:  33-24464-NY

                          IMTEK OFFICE SOLUTIONS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   DELAWARE                                                         11-2958856
--------------------------------------------------------------------------------
(State or other jurisdiction                                     (IRS Employer
         of incorporation)                                    Identification No)

            8003 Corporate Drive, Suite C, Baltimore, Maryland 21236
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code               (410) 931-2054
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

State the number of shares outstanding of each of the issuer's classes of common equity as the latest practicable date: 7,532,361 shares as of November 15, 1999.

                                      INDEX
                          IMTEK OFFICE SOLUTIONS, INC.

PART I.  Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets - September 30, 1999
                  (unaudited) and June 30, 1999 (audited).......................................................3-4

                  Condensed Consolidated Statements of Earnings - Three months ended September 30, 1999 and 1998...............................................................5

                  Condensed Consolidated Statements of Stockholders' Equity
                  for the three months ended September 30, 1999...................................................6

                  Condensed Consolidated Statements of Cash Flows -
                  three months ended September 30, 1999 and 1998..................................................7

                  Notes to Condensed Consolidated Financial Statements.........................................8-10

     Item 2       Management's Discussion and Analysis of Results of
                  Operations and Financial Condition and Liquidity............................................10-18


PART II. Other Information

     Item 1.      Legal Proceedings..............................................................................18

     Item 3.      Defaults Upon Senior Securities................................................................19

     Item 4.      Submission of Matters to a Vote of Security Holders............................................19

     Item 6.      Exhibits and reports on Form 8-K...............................................................19

     Signatures..................................................................................................20

                          IMTEK OFFICE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 September 30, 1999    June 30, 1999
                                                                 ------------------    -------------
                                                                     (unaudited)         (audited)
CURRENT ASSETS
      Cash                                                         $   927,624       $   356,489
      Escrow deposit                                                 1,627,942           753,711
      Accounts receivable (net)                                      3,662,934         3,836,580
      Other receivables                                                    -0-           109,624
      Inventory                                                      2,833,863         3,388,100
      Notes Receivable                                                 139,364           139,196
      Deferred tax assets                                              488,712           488,712
      Net assets of discontinued operations                             83,739           370,984
      Deposits                                                         100,000               -0-
      Prepaid expenses and other current assets                        503,782           206,457
                                                                     -----------       -----------
Total current assets                                                10,367,960         9,649,853

PROPERTY AND EQUIPMENT -
at cost, less accumulated depreciation and amortization              3,013,897         3,129,551

OTHER NONCURRENT ASSETS                                                158,382           143,477

DEFERRED FINANCING COSTS, less accumulated amortization                355,874           288,326

OTHER INTANGIBLE ASSETS, less accumulated amortization               7,282,209         7,361,322
                                                                    -----------       -----------
                                                                   $21,178,322       $20,572,529
                                                                   ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30, 1999           June 30, 1999
                                                                         ------------------           -------------
                                                                            (unaudited)                 (audited)

CURRENT LIABILITIES
      Current maturities of long term debt                                     $ 960,000                $ 953,820
      Current maturities of obligations under capital lease                      200,000                  195,731
      Accounts payable and accrued expenses                                    1,843,022                1,927,931
      Accounts payable - related party                                           595,744                  724,598
      Accrued expenses                                                         1,118,796                1,967,110
      Customer escrow accounts                                                 1,627,942                  753,711
      Deferred revenue                                                         1,418,914                1,369,912
      Income taxes payable                                                       126,957                  122,125
                                                                              -----------               ---------
Total current liabilities                                                      7,891,375                8,014,938

LONG TERM DEBT, net of current maturities and original issue
discount                                                                       8,512,708                7,740,806

OBLIGATIONS UNDER CAPITAL LEASE, net of current maturities                       946,329                1,051,857

DEFERRED TAX LIABILITY                                                            51,982                   51,982

PUT OPTION OBLIGATION                                                          2,251,062                2,251,062

MINORITY INTEREST                                                                215,909                  160,174

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares;
75,000 shares Series A authorized; liquidation preference of
$832,400 Series A; issued and outstanding, 8,324 shares                               83                       83
Common stock, $.000001 par value; authorized 50,000,000 shares;
issued and outstanding 7,532,361 shares                                                8                        8
Additional paid-in-capital                                                     2,246,490                2,246,490
Accumulated deficit                                                             (937,624)                (944,871)
                                                                             -----------               -----------
                                                                               1,308,957                1,301,710
                                                                             -----------               -----------
                                                                             $21,178,322              $20,572,529
                                                                              ==========               ==========

                          IMTEK OFFICE SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                      Three Months Ended(unaudited)
                                                       --------------------------------------------------
                                                        September 30, 1999            September 30, 1998
                                                       -------------------            -------------------
                                                                                            (Restated)
REVENUES
    Office Solutions                                        $ 4,809,714                      $4,847,249
    Merchant Banking                                         14,384,597                      14,081,305
    Specialty Finance                                            30,548                             -0-
                                                            -----------                      ----------
                                                             19,224,859                      18,928,554
COST OF REVENUES
    Office Solutions                                          3,090,075                       3,148,124
    Merchant Banking                                         12,661,853                      10,320,521
     Specialty Finance                                              643                             -0-
                                                             ----------                      ----------
                                                             15,752,571                      13,468,645

GROSS PROFIT                                                  3,472,288                       5,459,909

SELLING AND GENERAL
EXPENSE                                                       2,989,757                       3,901,918
                                                            -----------                       ---------

OPERATING INCOME                                                482,531                       1,557,991

INTEREST EXPENSE                                                414,718                         180,608
INTEREST INCOME                                                     -0-                          17,178
                                                            -----------                       ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                               67,813                       1,394,561

MINORITY INTEREST                                                55,734                          18,865

INCOME TAXES                                                      4,832                         594,132
                                                            ------------                        -------

NET INCOME FROM CONTINUING OPERATIONS                             7,247                         781,564

DISCONTINUED OPERATIONS                                             -0-                        (124,311)

NET INCOME                                                        7,247                         657,253
Preferred Stock Dividends                                        18,729                          15,165
                                                            -----------                          ------
(Loss) Income available to common Stockholders           $      (11,482)                   $    642,088
                                                        ===============                      ===========

NET (LOSS) INCOME PER SHARE
BASIC
    Continuing Operations                                      $ (.002)                           $ .11
    Discontinued Operations                                     $ .000                            $(.02)
                                                   --------------------                            -----
    Net (Loss) Income                                          $ (.002)                           $ .09
                                                               ========                            =====
DILUTED
    Continuing Operations                                       $(.001)                           $ .11
    Discontinued Operations                                      $.000                            $(.02)
                                                                -------                           -----
    Net Income                                                  $(.001)                           $ .09
                                                   ====================                            =====
WEIGHTED AVG. NUMBER OF SHARES
Basic                                                         7,532,361                       7,532,361
                                                   ====================                      ===========
Diluted                                                       8,246,254                       7,732,494
                                                   ====================                      ===========

The accompanying notes are an integral part of these statements.


                          IMTEK OFFICE SOLUTIONS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the three months ended September 30, 1999


                              Preferred Stock          Common Stock          Additional                           Total
                             ------------------       -------------------      Paid in        Accumulated      Stockholders'
                             Shares      Amount       Shares       Amount      Capital          Deficit           Equity
                             --------    ------       ------       ------      -------          -------           ------
Balance -
June 30, 1999                 8,324        $83       7,532,361        $8     $2,246,490       $(944,871)        $1,301,710

Net Income for the
period                          -0-        -0-             -0-       -0-            -0-           7,247              7,247
                            -------       -----   -------------     ----     -----------        --------      -------------
Balance -
September 30, 1999            8,324        $83       7,532,361        $8     $2,246,490       $(937,624)        $1,308,957
                              =====       ===        =========        ==    ==========        ==========        ==========


The accompanying notes are an integral part of these financial statements.

                          IMTEK OFFICE SOLUTIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           For the Three Months Ended

                                                                                 September 30,              September 30,
                                                                                      1999                      1998
                                                                               -------------------        ------------------
                                                                                   (Unaudited)                (Unaudited)
                                                                                                                Restated
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $  7,247                 $ 657,253
    Adjustments to reconcile net income to net cash
        provided by continuing operating activities
        Loss from discontinued operations                                                 -0-                   124,311
        Depreciation and amortization                                                 299,065                   179,501
        Minority interest                                                              55,735                    18,865
        Accretion of original issue discount                                          113,000                    33,785
    Changes in assets and liabilities, net of effect of acquisitions
        Accounts and other receivables                                                280,300               (1,417,350)
        Inventory                                                                     554,237               (1,761,612)
        Accounts payable and accrued expenses                                       (933,223)                 (185,513)
        Deferred revenue                                                               49,002                 1,279,644
        Accounts payable - related party                                            (128,854)                       -0-
        Prepaid expenses and other current assets                                   (397,325)                    52,984
        Other assets                                                                 (14,905)                       -0-
        Income taxes payable                                                            4,832                    78,396
                                                                                   ----------               -----------
         Net cash (used in) provided by continuing operating activities             (110,889)                 (939,736)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                               (29,846)               (1,272,212)
    Acquisition of intangibles and deferred financing costs                         (139,000)               (3,166,767)
                                                                                   ----------               -----------
         Net cash used in investing activities                                      (168,846)               (4,438,979)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                    4,017,447                4,780,749
    Payments on long-term debt                                                     (3,305,247)                (761,184)
    Payments on obligations under capital lease                                      (148,575)                     -0-
                                                                                   ----------               -----------

         Net cash provided by financing activities                                    563,625                4,019,565

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED                                         287,245                 (157,881)
OPERATIONS

         Net increase (decrease) in cash                                              571,135               (1,517,031)

Cash at beginning of period                                                           356,489                2,949,168
                                                                                   ----------               -----------
Cash at end of period                                                             $   927,624              $  1,432,137
                                                                                   ==========               ===========

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                                               $301,718                 $  21,073
                                                                                      =======                    ======
Cash paid for taxes                                                               $       -0-                 $  20,400
                                                                                  ===========                    ======

The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

                          IMTEK OFFICE SOLUTIONS, INC.


NOTE A - SUMMARY OF ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

NATURE OF BUSINESS

         The Company is a regional supplier of equipment products and services used by offices to manage information and documents. The Company also provides a variety of specialty finance and merchant banking services, primarily the purchase and sale of viaticated life insurance policies, and the leasing of office equipment. The Company conducts business in the Baltimore, Maryland, Washington, DC, Richmond and Tidewater, Virginia, Atlanta, Georgia and Philadelphia, Pennsylvania markets and grants credit to its customers in those regions.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements as of September 30, 1999, reflect the accounts of the Company, together with the accounts of Imtek Corporation, Imtek Services Corporation, Imtek Acquisition Corporation and Imtek Capital Corp., wholly owned subsidiaries of the Company. All inter-company transactions have been eliminated in consolidation.

         The accompanying condensed consolidated balance sheets as of September 30, and June 30, 1999, condensed consolidated statements of earnings for the three months ended September 30, 1999 and 1998, the condensed statement of stockholders' equity for the three months ended September 30, 1999, and the condensed consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 are unaudited, except for the balance sheet as of June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected in the accompanying condensed consolidated financial statements. The results of operations for interim periods presented herein are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE B - DISCONTINUED OPERATIONS

         On April 7, 1999, the executive committee of the Company's Board of Directors elected to discontinue the Commercial Printing and Duplicating Services segment of the business. In fiscal 1999, the Company realized a loss on operations, net of tax benefit, of the commercial printing and duplicating services segment of $1,223,342, which included a provision of $479,169 for operating losses during the phase-out period. At September 30, 1999, the Company has realized phase out expenses, net of tax, of $124,311.

         Summarized data relating to the discontinued operation of the Commercial Printing and Duplicating Services segment for the quarter ended September 30, 1998 is as follows:

        Revenue                                             $738,501

        Cost of Revenue                                      685,952
                                                            --------
        Gross Profit                                          52,549

        Selling,  General   and
        Administrative Expense                               257,440

        Income Taxes                                         (80,932)
                                                            --------
        Loss from Operations                               $(124,311)
                                                            --------
                                                            --------


NOTE C - RESTRICTED CASH AND CUSTOMER ESCROW ACCOUNTS

         The Company's Merchant Banking subsidiary attempts to pre-fund certain viaticated life insurance purchases with funds received from third party purchasers. Funds are collected in an escrow account and released to the Company upon the sale of the policies.

NOTE D - DEPENDENCE ON MAJOR VENDOR

         The Company's Merchant Banking segment purchases viaticated insurance policies primarily from one broker. For the quarter ended September 30, 1999 and 1998, the company purchased $7,828,030 and $7,730,119 in policies from this broker, representing 61.8% and 74.9% of the policies purchased during the respective quarter.


NOTE E - SEGMENT INFORMATION

                                                    Quarter ended                    Quarter ended
                                                  September 30, 1999               September 30, 1998
                                                  ------------------               ------------------

Sales to unaffiliated customers
Office Solutions                                        $4,809,714                       $4,847,249
Merchant Banking                                        14,384,597                       14,081,305
Specialty Finance                                           30,548                               --
                                                           --------                     -----------
                                                       $19,224,859                      $18,928,554
                                                        ==========                       ==========

Operating Income (Loss)
Office Solutions                                       $ (331,290)                        $ (47,999)
Merchant Banking                                          797,948                         1,605,990
Specialty Finance                                          15,873                                --
                                                    --------------                  ----------------
                                                       $  482,531                       $ 1,557,991
                                                    ==============                      ===========

Assets
Office Solutions                                       $15,160,920                      $12,825,952
Merchant Banking                                         5,860,417                        3,849,923
Specialty Finance                                           73,246                              -0-


Discontinued Operations                                     83,739                        1,935,599
                                                     -------------                     ------------
                                                     $  21,178,322                     $ 18,611,474
                                                     =============                     ============
Capital Expenditures
Office Solutions                                     $      29,846                     $  1,270,617
Merchant Banking                                               -0-                            1,595
Specialty Finance                                              -0-                               --
                                                     -------------                     ------------
                                                     $      29,846                     $  1,272,212
                                                     =============                     ============
Depreciation and Amortization
Office Solutions                                     $     282,775                     $    172,169
Merchant Banking                                            16,290                            7,332
Specialty Finance                                               --                               --
                                                     -------------                     ------------
                                                     $     299,065                     $    179,501
                                                     =============                     ============


NOTE F - RECLASSIFICATION

         Certain items in the quarter ended September 30, 1998 financial statements have been reclassified to conform to the current quarter presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION

     This report includes or incorporates by reference certain statements which are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties, changes in economic conditions, increases in inventory and equipment costs, subcontract, labor costs and general competitive factors. Certain words, such as "goal", "expect", "believe", and simliar expressions, as they relate to the Company, are intended to identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statement. No assurance can be given that the results in any forward looking statement will be achieved.

        Certain statements in this report set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements, due to a variety of factors including, among other things, reduced product demand, market conditions, availability of suitable acquisition candidates, increased competition, government action or other factors.

BACKGROUND

         Imtek Office Solutions, Inc., (the "Company"), as previously reported, effectively commenced operations on April 22, 1997. Prior to April 22, 1997, the Company was a development stage company with no significant operations. The Company, for the fiscal year ended September 30, 1997, was primarily engaged in the wholesale and retail sale of copiers and facsimile equipment, servicing of office equipment, providing commercial printing and duplicating services and, to a lesser extent, the retail sale of office supplies. Effective October 1997, the Company commenced operation of its merchant banking business, which primarily involved the purchase and resale of viaticated life insurance policies of terminally ill individuals. Effective January 1999, the Company created a third segment, Specialty Finance, which was formerly a component of the Merchant Banking segment with no significant operations. During the prior fiscal year, the Company elected to adopt SFAS 131, Disclosures About Segments of an Enterprise and Related Information. Upon adoption of this statement, the Company created a fourth segment, Commercial Printing and Duplicating Services. This segment was previously reported in the Office Solutions segment. The Commercial Printing and Duplicating Services segment was principally in the business of providing outsourcing services, such as litigation support, copying services and digital imaging services. During the fourth quarter of the prior fiscal year, the Company elected to discontinue this segment and implemented a program to eliminate the assets of this segment by sale, or transfer to other operating units.

         The Company operates principally in the Mid-Atlantic region, consisting of Baltimore, Maryland, Philadelphia, Pennsylvania, Washington, D.C., Richmond, Virginia, the Tidewater area of Southeastern Virginia, and metropolitan Atlanta, Georgia.

         As previously discussed, the Company has three operating segments. The first segment, representing the historical core business of the Company, is the sale at retail and wholesale of copier sales and service, and to a lesser extent the sale of office products and supplies. This segment is referred to as Office Solutions segment. The Office Solutions segment continues the process of growth through acquisitions as previously reported. The strategy consists principally of acquiring smaller office equipment dealers located within specific geographic markets consisting principally of the Philadelphia Pennsylvania and Baltimore/Washington DC metropolitan area. The segment anticipates acquiring additional entities which may provide opportunity for expansion or enhancement of current products and services, but management can provide no assurances in that regard. Management continues to believe that adequate acquisition opportunities exist. Management anticipates that acquisitions would be funded principally from the issuance of capital stock, external financing sources, such as the anticipated private placement debt offering, and, to a lesser extent, internally generated cash flow. The Company's future success with acquisitions generally depends upon the timing and size of the acquisition, the ability to integrate the acquired company into the Company's operation with a minimum of integration costs, and the Company's ability to grow and control its infrastructure to accommodate the continued growth.

           The second segment is the Merchant Banking segment and consists principally of the purchase and sale of viaticated life insurance policies. The Merchant Banking segment commenced operations during October 1997. Presently the Merchant Banking segment markets its product principally through a network consisting primarily of insurance agents. The Company is also currently investigating several marketing alternatives, including offering viaticated insurance policies as a "securitized" product. If the Company is successful in offering these additional "securitized" products, management believes that the segment has the potential to experience a substantial increase in volume. While there can be no assurance that this substantial increase in volume may be achieved, offering these additional securitized products should allow licensed security brokers the opportunity to begin selling this product, thus expanding the segment's sales network. Management anticipates providing an initial funding of up to several hundred thousand dollars during the second and third quarters of the current year in designing these products and introducing them into the market.

         The Company believes that the conduct of its viatical business is not presently a security subject to regulation under current state securities laws. The Company is aware, however, that several states are attempting to regulate, or to determine if the Company's viatical business, or parts of the viatical settlement process, should be regulated under state securities or "blue sky" laws, or such states insurance laws or regulations. During April 1999, as previously reported, the Kansas Securities Commissioner issued a cease and desist order, finding that the viatical settlement contract was a security within the meaning of the Kansas Securities Act. In response, the Company has ceased all offers and sales of viatical settlement contracts within the state of Kansas. Additionally, the Company has agreed to settle the proceeding, without admitting or denying the allegations of the Commissioner, with which the Company did not concur. Also, as part of the settlement agreement, the Company agreed to offer recision to the ten Kansas residents who purchased viatical settlement contracts. Had all ten purchasers accepted the Company's recision offer, the Company's maximum liability would be approximately $250,000, plus interest at 15% on that amount from the date of purchase through the date of the purchaser's acceptance of the recision offer. At present, six Kansas purchasers have accepted the Company's recision offer, with the Company's liability of $177,651 plus interest. Two Kansas residents have rejected the Company's recission offer to date. It is the Company's intention to subsequently resell the contracts. Should the Company be able to resell the contracts, the effect of the recission on the Company's operating results should be minimal.

         Moreover, the states of Virginia, Iowa, and Colorado are conducting investigations into whether viatical settlement contracts sold by the Company, as well as others, constitute securities which require registration under applicable state law.

         The Company believes that the conduct of its viatical business may not be subject to regulation under state securities or insurance laws or regulations, as such laws and regulations are now written. The Company can provide no assurance, however, that a state regulatory body looking into this matter at present, or in the future, will concur with the Company's position in this regard or that if challenged, the Company will prevail in its position. Regulation by the states could materially increase regulatory compliance costs, disrupt business, preclude sales in those states, and potentially have a material adverse effect on the Company's viatical business. Even if the Company is affirmed in its position that the viatical business is not currently regulated under state securities or insurance laws and regulations, there can be no assurance that such laws will not be amended by the states to regulate the Company's viatical business in future.

         The third segment, Specialty Finance consists principally of providing intermediary services in brokering financing and leasing arrangements of office equipment. Previously, the segment's activities were included within the Merchant Banking segment. Since prior activity was inconsequential and immaterial, prior periods have not been restated to reflect the change.

RESULTS OF OPERATIONS

OFFICE SOLUTIONS SEGMENT

         The Office Solutions segment generated gross revenue, net of discontinued operations, of approximately $4.8 million. Sales were flat as compared to the comparable quarter of the prior year due primarily to the Company's cost containment program, wherein the sales force has been reduced and "right-sized". The segment has commenced the rebuilding of its sales force with experienced copier sales personnel and anticipates the impact of this strategy will be realized through subsequent sales increases and improved profitability. Additionally, the segment has begun the process of eliminating the business of the sale of office supplies, with sales declining by approximately $160,000 during the quarter, as compared to the comparable quarter of the prior year. The segment expects to completely discontinue the sale of office supplies within the next quarter.

         For the quarter ended September 30, 1998, as compared to the comparable period of the prior year, revenue dramatically increased, a change of approximately 300%, due principally to acquisitions. Revenue increased from approximately $1.2 million to approximately $4.8 million. To a lesser extent, the revenue increase was related to same store sales increases.

         Cost of Goods Sold for the Office Solution segment showed a slight decline for the current quarter as compared to the comparable period of the prior year. The segment's total cost of goods sold decreased to approximately $3.09 million as compared to $3.12 million for the quarters ended September 30, 1999 and 1998, respectively. This decrease of approximately 1% compares to the flat revenue. Thus, the segment reported comparable gross margin, slightly increasing from 35.62% to 35.75% for the quarter ended as of September 30, 1998 and 1999, respectively. This slight improvement in gross margin relates principally to the reduction in the office products and supplies division, which generates lower gross margins than other divisions within the segment.

         For the quarter ended as of September 30, 1999, as compared to the comparable quarter of the prior year, the segment's gross margin showed improvement. Acquisitions and the discontinuance of the lower margin Commercial Printing and Duplicating Services segment accounted for substantially all of this improvement.

          Selling, general and administrative expenses for the quarter ended as of September 30, 1999 as compared to the comparable quarter of the prior year, net of discontinued operations, increased by approximately $2.2 million from approximately $1.5 million. Approximately $100,000 of this increase relates to acquistions.

The segment has reduced its sales force and administrative headcount, and thus during the current quarter realized a cost savings of approximately $45,000. However, due to previous acquisitions, the segment recognized significant expenses associated with amortization of goodwill, accretion of the original issue discount on long term debt, and depreciation expense, as compared to the comparable quarter of the prior year.

         For the quarter ended as of September 30, 1998, as compared to the comparable quarter of the prior year, selling, general and administrative expense increased dramatically, rising to $1.1 million as compared to $123,000. This significant increase was due principally to acquisitions.

         As previously reported, the Company anticipates a certain level of transformation and assimilation expenditures with acquisitions. Such expenditures consist principally of incremental marketing efforts, training costs to ensure sales and service personnel operate at the highest level of professionalism, competency, and in accordance with established policy and procedures, and general and administrative expenses associated with the improvement of the acquisition's infrastructure.

         Interest expense for the quarter ended as of September 30, 1999, as compared to the comparable quarter of the prior year, increased significantly. This increase is principally in response to acquisition debt, and to a lesser extent, debt used to fund current operations.


MERCHANT BANKING SEGMENT

         For the quarter ended as of September 30, 1999, the Merchant Banking segment generated gross revenue of $14.4 million, as compared to $14.1 million in the comparable quarter of the prior year. This slight increase, approximately $303,000, or 2.15%, is in line with management's expectations given the maturation of the industry, increased competition, and the effect of several states considering viatical settlements to be securities, thus constricting the viatical settlement market.

         As previously reported, the segment has attempted to maintain its market share through the contraction of its margins. Moreover, the segment has used this strategy to facilitate growth, and/or maintenance of its market share where practical. Additionally, as previously reported, the segment's profit margins are affected by its product mix, which is defined as the viatication period. Viatication periods, generally in intervals of 12 month periods, range from 1 year to 4 or more years, with the gross margin increasing as the viatication period lengthens.

         Cost of Revenue for the quarter end September 30, 1999 as compared to the quarter ended September 30, 1998, increased by approximately $2.3 million or approximately 22.7%. With the current year increase, gross margin declined to 11.98% from 26.71% in the comparable period of the prior year. This gross margin decline is principally related to the product mix and the segment's continuation of its previously reported marketing strategy, wherein the segment has sought to increase its market share, resulting in increased revenue - or the maintenance of existing revenue volume - with corresponding increased profitability through economies of scale. Moreover, during the comparable quarter of the prior year, revenue and its corresponding costs where impacted by the product mix being more heavily weighted toward the longer viatication periods, with their higher gross margins.

         Selling, general and administrative expense for the quarter ended September 30, 1999, was approximately $733,750, representing 5.1% of gross revenue. As compared to the comparable quarter of the prior year, selling general and administrative expense contracted by approximately $208,500. This reduction is principally related to reductions in payroll expense, professional fees expense, and computer/consulting expense. These reductions were partially offset by increases in rent and facilities expense, which related to the previously reported relocation of the segment to the new headquarters facility, and to a lesser extent, administrative supplies expenses. Postage and other marketing expenses showed a slight increase in response to increased marketing efforts resulting from the industry maturation process.

         Selling, general and administrative expense for the quarter ended as of September 30, 1998, which represented 6.7% of gross revenue were principally impacted by increases in professional fees and higher payroll costs.

         Interest expense for the quarter ended September 30, 1999, as compared to the comparable quarter of the prior year, increased due to the Ruttenberg acquisition and to a lesser extent, working capital requirements.


SPECIALTY FINANCE SEGMENT

         As previously discussed, the Company during the third quarter of the prior fiscal year created a third segment called Specialty Finance. This segment consists principally of a wholly owned subsidiary, Imtek Capital Corporation and provides intermediary services in brokering financing and leasing arrangements of office equipment. Therefore, there are no comparisons to the comparable quarter of the prior year as there was no segment activity.

         For the three months ended September 30, 1999, the Specialty Finance segment generated revenue of approximately $30,500, recognizing total costs of approximately $14,675, resulting in operating income of approximately $15,875. Building rent and related expenses, and communications expense, such as telephone and postage expense, account for substantially all of the segment's recognized expenses. Management anticipates that this segment will experience growth in the future, such that the current profit margin may not be maintained. Management can provide no assurance that such anticipated growth will be experienced and that the resultant cost structure may not materially change.

FINANCIAL CONDITION AND LIQUIDITY

         As previously reported, the Company has experienced growth within the Office Solutions segment principally through acquisitions. However, during the quarter ended September 30, 1999 the segment did not consummate an acquisition. Acquisition activity within the last several quarters has been below the segment's historical norms. The segment has been restricted in its acquisition activity due to funding constraints and has used this period to integrate previously acquired entities into the segment's operating and philosophical structure and culture.

Moreover, as discussed below, the Company has entered into negotiations with a financial advisor to raise through a private placement offering, approximately $5 million of subordinated debentures. If successful, this offering would be principally used to fund acquisitions and, to a lesser extent, for working capital purposes.

         The Company's ability to receive dividends from its subsidiaries is restricted by its loan agreements. The loan agreements generally provide that the Company may not declare or pay dividends on any common stock, other than stock dividends, without the express consent of the lenders. Moreover, as previously reported, the Sirrom loan agreement provides Sirrom the right to purchase 569,885 shares of the Company's common stock. The warrants may be exercised at any time until July 31, 2003 at $0.01 per share. The warrants further provide Sirrom with a put option such that Sirrom may sell the warrants back to the Company. The Company has recognized a long-term put obligation of approximately $2.25 million as of September 30, 1999 and June 30, 1999.

         Moreover, as previously reported, the Company during the fiscal years 1999 and 1998 issued shares of preferred non-voting convertible Series A stock. Proceeds, net of issuance costs, were used principally to fund acquisitions. The preferred shares carry a dividend rate of 9%, payable annually, beginning October 1, 2001. The Company may redeem the shares for $100 per share, plus accrued dividends, plus a call premium based on the elapsed time between the issue date and cash redemption, which ranges from $2.00 for 91 days to $20.00 for over 900 days. Management does not presently anticipate redeeming the shares.

         As previously reported on Form 10-K for the year ended June 30, 1999, the Company entered into a $10 million revolving line-of-credit with the Provident Bank on July 7, 1999. The proceeds of the credit facility were used to replace the Mercantile Bank line and fund working capital requirements. The line-of-credit expires on July 1, 2002. Borrowings accrue interest at 1% above the bank's prime rate of interest on the greater of the unpaid principal balance of the note or $5,000,000, whichever is greater.

         On November 18, 1999, The Provident Bank verbally notified the Company that it was in default of certain financial covenants contained in the Loan and Security Agreement and the Guarantee entered into by the Company, Intek Corporation and Barbera Business Systems, Inc. relating to The Provident Bank revolving line of credit provided to Imtek Corporation and Barbera Business Systems, Inc. Specifically, the bank has verbally notified the Company that it believes the Company was in default of covenants relating to minimum consolidated net worth, consolidated interest coverage ratio and consolidated fixed charge coverage ratio as of the closing date and believes the Company to be in default of covenants relating to minimum consolidated net worth and the ratio of consolidated liabilities to consolidated net worth as of September 30, 1999. As of November 22, 1999, the Company has borrowed approximately $4 million under the Provident credit line. The Company is currently in discussions with The Provident Bank to obtain a waiver of the foregoing defaults and an amendment to the covenants and expects, but cannot provide any assurance, that such a waiver and/or amendment is forthcoming.

         Also, as previously reported, the Company entered into a loan agreement with Finova Mezzanine Capital Corporation (Finova), formerly Sirrom Capital Corporation, in May, 1998 primarily to fund acquisitions, and to a lesser extent, to fund working capital requirements. During the prior year, the Company has fully utilized the credit facility. The Company anticipates that in conjunction with its anticipated private placement that the subordinated loan agreement may be amended to allow the maturity date to be shortened to November 30, 2001.

         Additionally, as previously reported, the Company has commenced negotiations with W.J. Nolan to raise through a best efforts private placement up to $5 million. The Company and the placement agent may also sell additional units to cover over allotments, if any, up to $750,000. Proceeds are expected to be used primarily to finance acquisitions and to a lesser extent to fund working capital requirements.

There can be no assurance that this financing will be commenced or that, if commenced, it will be successful or that future acquisitions can be obtained on terms acceptable to the Company. The Company anticipates that this private placement will be a debt offering which would likely require the issuance of a significant number of warrants to purchase the Company's common stock.

Office Solutions Segment

         The Office Solutions segment reported total assets of approximately $15.4 million as of September 30, 1999, as compared to $16.5 million for the year ended as of June 30, 1999, and $12.8 million as of September 30, 1998 after restating the prior year to conform to the current year presentation, taking account of the creation and discontinuance of the Commercial Printing and Duplicating segment.

         During the quarter accounts receivable declined by approximately $284,000. This decline relates principally to the segment's continued focus on cash management and the timely collection of its accounts receivable. As compared to the comparable quarter of the prior year, accounts receivable increased by approximately $1.0 million. This increase relates principally to acquisitions and their related revenue growth.

         While the segment has focused on cash management, it has also continued its efforts to monitor and maintain efficient and effective inventory levels. Thus, during the quarter ended as of September 30, 1999, as compared to June 30, 1999, inventory has been reduced by approximately $550,000. As compared to the comparable quarter of the prior year, inventory decreased by approximately $600,000. This decrease was due principally to the assimilation of acquisitions into the company and the liquidation of excess inventory through controlled inventory replenishments.

         Current liabilities, in response to the change in accounts receivable and inventory, likewise decreased. This decrease was principally in accrued expense and accounts payable which were paid with proceeds from the Provident facility.

         As previously reported in the Company's form 10-K for the year ended as of June 30, 1999, the Company entered into a $10 million revolving line of credit agreement with the Provident Bank on July 7, 1999. The proceeds of the line were used to replace the then existing line of credit agreement with Mercantile Bank and for working capital. The Provident Bank line of credit expires on July 1, 2002. Borrowings accrue interest at 1% above the bank's prime lending rate on the greater of the unpaid balance or $5 million. The credit line specifies certain covenants and requirements to maintain certain ratios and net worth. The line is collateralized by substantially all of the Company's assets.

         At September 30, 1999, borrowings under the Provident Bank line of credit was approximately $3.9 million. Proceeds of the line were used to retire existing debt and to fund working capital requirements.

         Additionally, as previously reported on Form 10-K for the year ended June 30, 1999, on August 16, 1999, the Company entered into a severance agreement with a former officer of the Company. The Company agreed to a severance payment of $164,000 payable in equal monthly installments for a period of twelve months, less standard withholdings required by law. Additionally, the Company agreed to issue stock options to purchase 10,000 shares of the Company's common stock at a price of $1 per share.



Merchant Banking Segment

         The Merchant Banking segment reported assets of approximately $5.9 million, as compared to approximately $3.85 million for the comparable quarter of the prior year. This increase relates principally to increases in customer escrow account and accounts receivable. This increase was, however, offset by a decrease in cash of approximately $1.5 million. Fixed assets increased by approximately $122,000 compared to the comparable quarter of the prior year, which as previously reported relates to the segment's relocation during the fourth quarter of the prior fiscal year with resultant increases in office furniture purchases. Deposits increased by approximately $125,000 due to a $100,000 retainer with the segment's council in anticipation of efforts necessary in the securitization of viatical settlement contracts. Moreover, the segment deposited approximately $25,000 with an investment advisor in contemplation of a private placement of subordinated debt. Current liabilities increased by approximately $25,000, which consists principally of increases in customer escrow liabilities, and advances on settlements. Moreover, long term debt increased by approximately $315,000, as compared to the comparable quarter of the prior year, due principally to the previously reported Ruttenberg acquisition. Goodwill was also increased, as previously reported in form 10-K for the year ended June 30, 1999, for the stock repurchase/put obligation of a former shareholder, Mr. Andrew Walter.

         The segment's assets, as compared to June 30, 1999, increased by approximately $2.2 million. As discussed above, this increase is in response to the customer escrow accounts, increases in accounts receivable, and increases in deposits.

         As previously reported, the Company, after entering into an agreement with the state of Kansas Securities Commissioner, has consented to offer 10 purchasers of viatical settlement contracts within Kansas the right to rescind the sale of the contract. The Company has agreed to repurchase the contracts and pay interest at the rate of 15% from the date of settlement through the date of rescission. The segment anticipates that its maximum exposure is approximately $250,000 in the event that all ten purchasers elect to rescind. To date, six Kansas resident purchasers have executed rescission agreements with the Company. In addition to interest at 15%, the Company is obligated to repurchase the six contracts for approximately $177,650. The Company expects to resell these contracts, such that any effect on the Company's results of operations and financial condition should be minimal. The Company can provide no assurance that such contracts can be resold, or that other states presently evaluating whether viatical settlement contracts are securities under applicable state law will not also require the Company to offer rescission options to purchasers within their states. Should such rescission offers be required, the impact upon the Company's financial position and condition could be material and adverse.

Specialty Finance Segment

         As previously discussed, the Specialty Finance segment came into existence during the third quarter of the prior fiscal year. Thus, there is no comparison to comparable quarter of the prior period.

         Total assets for the Specialty Finance segment was approximately $73,000 as of September 30, 1999, as compared to $32,000 for the year ended as of June 30, 1999. This increase of approximately $41,000 relates principally an increase in the prefund. The lessor advances the segment with cash in anticipation of funding requirements on future leases. The segment has created working relations with several funding sources. The segment must utilize the prefund amount within a reasonable time period, or return the funds to the lessor upon receipt of a call notice. Additionally, during the period ended June 30, 1999, the segment had recognized inventory of $28,752, consisting of equipment which was to be financed and leased to a unrelated customer. The segment, during the quarter ended September 30, 1999, has completed the transaction and thus inventory has been eliminated.

YEAR 2000 STATEMENT

         The year 2000 (Y2K) issue is the result of computer programs using a two digit year, such that the computer system may interpret the year 2000 as 1900. Should this occur, a system-wide failure of computer systems would be eminent and could lead to company-wide disruption. The cost of such company-wide disruptions could have a material adverse affect on the Company's financial position.

         As previously reported, the Company has implemented a plan to address its Y2K issue and has substantially completed the plan. A number of computer applications have been identified as either Y2K compliant or that the third party vendor has assured the Company that their software is Y2K compliant. Management does not anticipate significant additional expense or company-wide disruptions in future periods associated with the Y2K issue.



PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings

         In November, 1998 the Company settled a $500,000 lawsuit (which was reported in Item 3 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999) which alleged certain copyright infringements and breach of contract damages. Settlement terms called for a payment of $60,000 made in December, 1998 and subsequent semi-annual installments made through December 2000, totaling $82,500.

         As previously reported, on April 16, 1999, the Kansas Securities Commissioner issued a cease and desist order against Imtek Funding Corporation, d/b/a Beneficial Assistance, Inc., the Merchant Banking segment of the Company, finding that the viatical settlement contracts were securities within the meaning of the Kansas Securities Act. In response, the Company has ceased all offers and sales of viatical settlement contracts within the state of Kansas. Additionally, the Company has agreed to settle the preceding, without admitting or denying the allegations of the Commissioner, with which the Company did not concur. Also, as part of the settlement agreement with the state of Kansas, the Company agreed to offer rescission to the ten residents of Kansas, previously reported and thought to be seven residents, who purchased viatical settlement contracts. Had all ten Kansas purchasers accepted the Company's rescission offer, the Company's maximum liability would be approximately $250,000, plus interest at 15% on that amount from the date of purchase through the date of the purchaser's acceptance of the rescission offer. At present, six Kansas purchaser have accepted the Company's rescission offer with the Company's liability of $177,651, plus interest. Two Kansas residents have rejected the Company's rescission offer to date. It is the Company's intention to subsequently resell the contracts. Should the Company be able to resell the contracts, the effect of the rescission on the Company's operating results should not be material. The Company can provide no assurance, however, that the contracts will be resold or that the effects of the Kansas rescission or other rescissions which the Company may be required to conduct in the future, will not have a material adverse effect on the Company, its financial condition or its results of operations.

         As previously reported, the states of Virginia, Iowa, and Colorado are conducting investigations into whether viatical settlement contracts sold or brokered by the Company, as well as others, constitute securities which require registration under applicable state law. The Virginia Securities Division has informed the Company that it may institute an enforcement proceeding against the company. Should such an enforcement proceeding be instituted, the Company presently expects to vigorously defend its position. Management cannot predict the outcome of such proceeding. An unfavorable outcome in such proceedings could have a material adverse effect on the Company, its business and financial condition.

         The Company is a party to other legal proceedings which are in the normal course of business, and management does not believe that that a negative outcome of these matters would have a material adverse effect on the Company's business or its financial condition.

Item 3.  Defaults Upon Senior Securities

On November 18, 1999, The Provident Bank verbally notified the Company that it was in default of certain financial covenants contained in the Loan and Security Agreement and the Guarantee entered into by the Company, Intek Corporation and Barbera Business Systems, Inc. relating to a $10,000,000 revolving line of credit provided to Imtek Corporation and Barbera Business Systems, Inc. Specifically the bank has verbally notified the Company that it believes the Company was in default of covenants relating to minimum consolidated net worth, the ratio of consolidated liabilities to consolidated net worth, consolidated interest coverage ratio and consolidated fixed charge coverage ratio as of the closing date and believes the Company to be in default of covenants relating to minimum consolidated net worth and the ratio of consolidated liabilities to consolidated net worth as of September 30, 1999. As of November 22, 1999, the Company has borrowed approximately $4 million under the Provident credit line. The Company is currently in discussions with The Provident Bank to obtain a waiver of the foregoing defaults and an amendment of the covenants and expects, but cannot provide any assurance, that such a waiver and/or amendment is forthcoming.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1999 annual meeting of stockholders on October 27, 1999. The only matter to be voted on at the annual meeting was the election of six directors. Stockholders entitled to vote 6,662,288 shares of common stock were present at the meeting in person or by proxy. Edwin C. Hirsch, Brad C. Thompson, Peter B. Lilly, and Richard H. Guilford each received 6,292,788 votes for their election to the board of directors and no votes against. Robert W. Hoover received 6,218,338 votes for his election and 74,450 votes against his election. Bruce A. Edge received 6,277,288 votes for his election and 15,500 votes against. One stockholder entitled to vote 369,500 shares at the meeting abstained from voting on the matter. There were no broker non-votes. All six nominees were duly elected by more than a plurality of all votes entited to be cast, in accordance with Delaware law and the bylaws of the Company.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibit:
                  Financial Data Schedule

         (b)      Reports on Form 8-K:
                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IMTEK OFFICE SOLUTIONS, INC.


                                            By: /s/Edwin C. Hirsch
                                                ---------------------
                                                Edwin C. Hirsch, President
                                                And Chief Executive Officer


                                            By: /s/ Brad Thompson
                                              --------------------------
                                              Brad C. Thompson,
                                              Financial Officer


Dated: November 22, 1999

                      Imtek Office Solutions, Inc.
                            Index to Exhibits

Exhibit 27.  Financial Data Schedule  (filed herewith)